Form 10-K/A
period 2017-12-31
UBS Commercial Mortgage Trust 2017-C5
filed 2018-09-19
CIK 1719195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 19, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.6 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.6 to the Original 10-K.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.4         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.5         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.6         Berkeley Point Capital LLC, as Primary Servicer

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.9         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.10       Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.11       Park Bridge Lender Services LLC, as Operating Advisor of the Centre 425 Bellevue Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.14       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.15       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 50 Varick Street Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 50 Varick Street Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.19       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 50 Varick Street Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.20       Wells Fargo Bank, National Association, as Custodian of the 50 Varick Street Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the 50 Varick Street Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.24       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Atrisco Plaza Shopping Center Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.25       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.29       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Manchester Financial Building Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.30       Wells Fargo Bank, National Association, as Custodian of the Manchester Financial Building Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Financial Building Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.32       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan (filed as Exhibit 33.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.33       Rialto Capital Advisors, LLC, as Special Servicer of the IGT Reno Mortgage Loan (filed as Exhibit 33.33 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.34       Wilmington Trust, National Association, as Trustee of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.35       Citibank, N.A., as Certificate Administrator and Custodian of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.36       Park Bridge Lender Services LLC, as Operating Advisor of the IGT Reno Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.37       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the IGT Reno Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.38       National Tax Search, LLC, as Servicing Function Participant of the IGT Reno Mortgage Loan (filed as Exhibit 33.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio III Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio III Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.41       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the AHIP Northeast Portfolio III Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.42       Wells Fargo Bank, National Association, as Custodian of the AHIP Northeast Portfolio III Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the AHIP Northeast Portfolio III Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan (filed as Exhibit 33.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.45       Wells Fargo Bank, National Association, as Special Servicer of the 237 Park Avenue Mortgage Loan (filed as Exhibit 33.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.46       Wilmington Trust, National Association, as Trustee of the 237 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.47       Wells Fargo Bank, National Association, as Certificate Administrator of the 237 Park Avenue Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.48       Wells Fargo Bank, National Association, as Custodian of the 237 Park Avenue Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the 237 Park Avenue Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.50       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.51       National Tax Search, LLC, as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (filed as Exhibit 33.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.52       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 33.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.53       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 33.33 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.54       Wilmington Trust, National Association, as Trustee of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.55       Wells Fargo Bank, National Association, as Certificate Administrator of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.56       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.57       Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 33.57 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.59       National Tax Search, LLC, as Servicing Function Participant of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 33.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan (filed as Exhibit 33.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.61       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (filed as Exhibit 33.33 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.62       Wilmington Trust, National Association, as Trustee of The District Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K).

33.63       Wells Fargo Bank, National Association, as Certificate Administrator of The District Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.64       Wells Fargo Bank, National Association, as Custodian of The District Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.65       Pentalpha Surveillance LLC, as Operating Advisor of The District Mortgage Loan (filed as Exhibit 33.57 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The District Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.67       National Tax Search, LLC, as Servicing Function Participant of The District Mortgage Loan (filed as Exhibit 33.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.68       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 33.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.69       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 33.69 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.70       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.71       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.72       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.73       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.75       National Tax Search, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 33.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.77       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.78       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.79       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.80       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.83       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.84       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.84 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.85       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.85 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.86       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.87       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.88       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.89       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (filed as Exhibit 33.84 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.90       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (filed as Exhibit 33.85 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.91       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Totowa Commerce Center Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.92       Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.93       Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.94       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 33.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.95       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.96       Wilmington Trust, National Association, as Trustee of the Cabela’s Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.97       Wells Fargo Bank, National Association, as Certificate Administrator of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.98       Wells Fargo Bank, National Association, as Custodian of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.99       Pentalpha Surveillance LLC, as Operating Advisor of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 33.57 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.100     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.101     National Tax Search, LLC, as Servicing Function Participant of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 33.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.102     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.103     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.104     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.105     Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.106     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.107     Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 33.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.108     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.109     Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela’s Portfolio Mortgage Loan  (Omitted. See Explanatory Notes to the Original 10-K.)

33.110     Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.111     Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.112     Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 33.57 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.113     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.114     National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 33.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.115     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.116     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.117     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.118     Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.119     Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.120     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.121     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.122     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.123     Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.124     Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.125     Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.126     Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.33 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.127     Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan  (Omitted. See Explanatory Notes to the Original 10-K.)

33.128     Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.129     Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.130     Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.57 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.131     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.132     National Tax Search, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.133     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.134     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.84 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.135     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan  (Omitted. See Explanatory Notes to the Original 10-K.)

33.136     Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.137     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.138     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.57 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.139     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

33.140     National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.4         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.5         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.6         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.9         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.10       Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.11       Park Bridge Lender Services LLC, as Operating Advisor of the Centre 425 Bellevue Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.14       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.15       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 50 Varick Street Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 50 Varick Street Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.19       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 50 Varick Street Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.20       Wells Fargo Bank, National Association, as Custodian of the 50 Varick Street Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the 50 Varick Street Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.24       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Atrisco Plaza Shopping Center Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.25       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.29       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Manchester Financial Building Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.30       Wells Fargo Bank, National Association, as Custodian of the Manchester Financial Building Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Financial Building Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.32       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan (filed as Exhibit 34.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.33       Rialto Capital Advisors, LLC, as Special Servicer of the IGT Reno Mortgage Loan (filed as Exhibit 34.33 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.34       Wilmington Trust, National Association, as Trustee of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.35       Citibank, N.A., as Certificate Administrator and Custodian of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.36       Park Bridge Lender Services LLC, as Operating Advisor of the IGT Reno Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.37       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the IGT Reno Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.38       National Tax Search, LLC, as Servicing Function Participant of the IGT Reno Mortgage Loan (filed as Exhibit 34.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio III Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio III Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.41       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the AHIP Northeast Portfolio III Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.42       Wells Fargo Bank, National Association, as Custodian of the AHIP Northeast Portfolio III Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the AHIP Northeast Portfolio III Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan (filed as Exhibit 34.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.45       Wells Fargo Bank, National Association, as Special Servicer of the 237 Park Avenue Mortgage Loan (filed as Exhibit 34.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.46       Wilmington Trust, National Association, as Trustee of the 237 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.47       Wells Fargo Bank, National Association, as Certificate Administrator of the 237 Park Avenue Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.48       Wells Fargo Bank, National Association, as Custodian of the 237 Park Avenue Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the 237 Park Avenue Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.50       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.51       National Tax Search, LLC, as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (filed as Exhibit 34.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.52       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 34.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.53       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 34.33 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.54       Wilmington Trust, National Association, as Trustee of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.55       Wells Fargo Bank, National Association, as Certificate Administrator of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.56       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.57       Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 34.57 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.58       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.59       National Tax Search, LLC, as Servicing Function Participant of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 34.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan (filed as Exhibit 34.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.61       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (filed as Exhibit 34.33 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.62       Wilmington Trust, National Association, as Trustee of The District Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K).

34.63       Wells Fargo Bank, National Association, as Certificate Administrator of The District Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.64       Wells Fargo Bank, National Association, as Custodian of The District Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.65       Pentalpha Surveillance LLC, as Operating Advisor of The District Mortgage Loan (filed as Exhibit 34.57 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The District Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.67       National Tax Search, LLC, as Servicing Function Participant of The District Mortgage Loan (filed as Exhibit 34.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.68       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 34.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.69       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 34.69 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.70       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.71       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.72       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.73       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.75       National Tax Search, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 34.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.77       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.78       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.79       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.80       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.83       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.84       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.84 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.85       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.85 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.86       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.87       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.88       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.89       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (filed as Exhibit 34.84 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.90       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (filed as Exhibit 34.85 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.91       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Totowa Commerce Center Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.92       Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.93       Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.94       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 34.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.95       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.96       Wilmington Trust, National Association, as Trustee of the Cabela’s Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.97       Wells Fargo Bank, National Association, as Certificate Administrator of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.98       Wells Fargo Bank, National Association, as Custodian of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.99       Pentalpha Surveillance LLC, as Operating Advisor of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 34.57 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.100     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.101     National Tax Search, LLC, as Servicing Function Participant of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 34.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.102     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.103     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.104     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.105     Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.106     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.107     Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 34.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.108     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.109     Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela’s Portfolio Mortgage Loan  (Omitted. See Explanatory Notes to the Original 10-K.)

34.110     Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.111     Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.112     Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 34.57 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.113     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.114     National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 34.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.115     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.116     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.117     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.118     Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.119     Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.120     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.121     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.122     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.123     Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.124     Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.125     Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.126     Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.33 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.127     Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.128     Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.129     Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.130     Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.57 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.131     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.132     National Tax Search, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.133     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.32 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.134     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.84 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.135     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.136     Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.137     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.138     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.57 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.139     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

34.140     National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.4         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.7         Wells Fargo Bank, National Association, as Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 50 Varick Street Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 50 Varick Street Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the 50 Varick Street Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.16       Wells Fargo Bank, National Association, as Certificate Administrator of the Atrisco Plaza Shopping Center Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.19       Wells Fargo Bank, National Association, as Certificate Administrator of the Manchester Financial Building Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan (filed as Exhibit 35.20 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.22       Citibank, N.A., as Certificate Administrator of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio III Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio III Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.25       Wells Fargo Bank, National Association, as Certificate Administrator of the AHIP Northeast Portfolio III Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan (filed as Exhibit 35.26 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.27       Wells Fargo Bank, National Association, as Special Servicer of the 237 Park Avenue Mortgage Loan (filed as Exhibit 35.27 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.28       Wells Fargo Bank, National Association, as Certificate Administrator of the 237 Park Avenue Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 35.29 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.30       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.31       Wells Fargo Bank, National Association, as Certificate Administrator of the DoubleTree Berkeley Marina Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan (filed as Exhibit 35.29 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.33       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.34       Wells Fargo Bank, National Association, as Certificate Administrator of The District Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.35       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 35.35 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.36       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.37       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.38       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 35.38 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.40       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.41       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 35.41 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.42       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.43       Wells Fargo Bank, National Association, as Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.44       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (filed as Exhibit 35.41 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.45       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.46       Wells Fargo Bank, National Association, as Certificate Administrator of the Totowa Commerce Center Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.47       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 35.47 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.48       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.49       Wells Fargo Bank, National Association, as Certificate Administrator of the Cabela’s Industrial Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.52       Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Grand Cayman Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.53       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 35.47 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.54       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.55       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela’s Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.57       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.58       Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency Princeton Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.59       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.60       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.61       Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.62       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (filed as Exhibit 35.62 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.63       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.64       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.65       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 35.65 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.66       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 35.66 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

35.67       Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-05 and incorporated by reference herein)

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

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/ Nicholas Galeone

Nicholas Galeone, President

(senior officer in charge of securitization of the depositor)

/s/ David Schell

David Schell, Managing Director

Date: September 19, 2018