Form 10-K
period 2018-12-31
UBS Commercial Mortgage Trust 2017-C5
filed 2019-03-25
CIK 1719195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

EXPLANATORY NOTES

The DoubleTree Wilmington Mortgage Loan, the 50 Varick Street Mortgage Loan, the Atrisco Plaza Shopping Center Mortgage Loan and the Manchester Financial Building Mortgage Loan, which constituted approximately 3.2%, 2.3%, 2.0% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the DoubleTree Wilmington Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the 50 Varick Street Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Atrisco Plaza Shopping Center Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the Manchester Financial Building Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the DoubleTree Wilmington Mortgage Loan, the 50 Varick Street Mortgage Loan, the Atrisco Plaza Shopping Center Mortgage Loan and the Manchester Financial Building Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Griffin Portfolio Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date.  The Griffin Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Griffin Portfolio Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK 2017-BNK8 transaction, Commission File Number 333-206582-12 (the “BANK 2017-BNK8 Transaction”). This loan combination, including the Griffin Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2017-BNK8 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the BANK 2017-BNK8 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the BANK 2017-BNK8 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both servicer and primary servicer with respect to this loan combination.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Centre 425 Bellevue Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date.  The Centre 425 Bellevue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes two other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity.  This loan combination, including the Centre 425 Bellevue Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Centre 425 Bellevue loan combination in the NCMS 2018-ALXA transaction (the “NCMS 2018-ALXA Transaction”).  After the closing of the NCMS 2018-ALXA Transaction on February 23, 2018, this loan combination, including the Centre 425 Bellevue Mortgage Loan was, and will continue to be, serviced and administered pursuant to the trust and servicing agreement with respect to the NCMS 2018-ALXA Transaction, which is incorporated by reference as Exhibit 4.13 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association, is the servicer under the trust and servicing agreement for the NCMS 2018-ALXA Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity are subsumed within its responsibilities as servicer under the trust and servicing agreement for the NCMS 2018-ALXA Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as servicer under such trust and servicing agreement, encompasses its roles as both servicer and primary servicer with respect to this loan combination.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the Yorkshire & Lexington Towers Mortgage Loan, the Totowa Commerce Center Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the AHIP Northeast Portfolio III Mortgage Loan, the At Home Portfolio Mortgage Loan and the Hyatt Regency Princeton Mortgage Loan, the primary servicer and certificate administrator of the Griffin Portfolio Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Centre 425 Bellevue Mortgage Loan, the primary servicer, special servicer and certificate administrator of the 237 Park Avenue Mortgage Loan and the primary servicer of the IGT Reno Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Berkeley Point Capital LLC d/b/a Newmark Knight Frank is an affiliate of Cantor Commercial Real Estate Lending L.P., one of the sponsors.  Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Berkeley Point Capital LLC d/b/a Newmark Knight Frank pursuant to Item 1123.  Because Berkeley Point Capital LLC d/b/a Newmark Knight Frank is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Berkeley Point Capital LLC d/b/a Newmark Knight Frank under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

AEGON USA Realty Advisors, LLC is the special servicer of the Burbank Office Portfolio Mortgage Loan and the Centre 425 Bellevue Mortgage Loan. As a result, AEGON USA Realty Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by AEGON USA Realty Advisors, LLC in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of the Burbank Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the 237 Park Avenue Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, the IGT Reno Mortgage Loan, The District Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Centre 425 Bellevue Mortgage Loan.  Pursuant to the trust and servicing agreement for the DBUBS 2017-BRBK Transaction, the pooling and servicing agreement for the BANK 2017-BNK8 Transaction, the pooling and servicing agreement for the UBS 2017-C7 Transaction, the trust and servicing agreement for the MSSG Trust 2017-237P Transaction, the pooling and servicing agreement for the GSMS 2017-GS8 Transaction, the pooling and servicing agreement for the UBS 2017-C4 Transaction, the pooling and servicing agreement for the CD 2017-CD5 Transaction, the pooling and servicing agreement for the UBS 2017-C6 Transaction and the trust and servicing agreement for the NCMS 2018-ALXA Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Burbank Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the 237 Park Avenue Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, the IGT Reno Mortgage Loan, The District Mortgage Loan and the Murrieta Plaza Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer under the Burbank Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the 237 Park Avenue Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, the IGT Reno Mortgage Loan, The District Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Centre 425 Bellevue Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the Murrieta Plaza Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the Totowa Commerce Center Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, The District Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan and the IGT Reno Mortgage Loan (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Citibank, N.A. as certificate administrator of the IGT Reno Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Murrieta Plaza Mortgage Loan, The District Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan and the IGT Reno Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Yorkshire & Lexington Towers Mortgage Loan and the Totowa Commerce Center Mortgage Loan and Citibank, N.A. as certificate administrator of the IGT Reno Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian and Citibank N.A., as certificate administrator and as custodian:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

In the ordinary course of business, Citibank, N.A. (“Citibank”) is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018.  Plaintiffs’ filed their reply on November 16, 2018.

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

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the Court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants jointly filed a motion to dismiss the amended complaint on March 13, 2018.  On April 18, 2018, plaintiff filed its opposition. Defendants filed their joint reply on May 3, 2018.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties under the related servicing agreement for this CMBS transaction.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Centre 425 Bellevue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2018-ALXA Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit K to the trust and servicing agreement for the NCMS 2018-ALXA Transaction incorporated by reference as Exhibit 4.13 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the NCMS 2018-ALXA Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

1122(d)(2)(vii): “Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.”

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date.  In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1) the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2) the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

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

4.13         Trust and Servicing Agreement, dated as of February 23, 2018, by and among Natixis Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 28, 2018 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of November 16, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note A-3 Holder, Natixis Real Estate Capital LLC, as Initial Note A-4 Holder and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K/A filed on November 29, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of November 16, 2017, between Tuebor TRS II LLC, as Note A-1 Holder and Tuebor TRS II LLC, as Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K/A filed on November 29, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of October 18, 2017, between Ladder Capital Finance LLC, as Note A-1 Holder, Ladder Capital Finance LLC, as Note A-2 Holder and Ladder Capital Finance LLC, as Note A-3 Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of October 10, 2017, between Rialto Mortgage Finance, LLC, as Note A-1 Holder and Rialto Mortgage Finance, LLC, as Note A-2 Holder (filed as Exhibit 4.28 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of November 16, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.24 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.19         Amended and Restated Co-Lender Agreement, dated as of October 31, 2017, by and between Wilmington Trust, National Association, as trustee for the benefit of the holders of the CD 2017-CD5 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2017-CD5, as Note A-1-A Holder and Deutsche Bank Trust Company Americas, as trustee, for the benefit of the holders of the Citigroup Commercial Mortgage Trust 2017-B1 Commercial Mortgage Pass-Through Certificates, Series 2017-B1, and Cantor Commercial Real Estate Lending, L.P., as Note A-2-A Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2-B Holder (filed as Exhibit 4.23 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of August 17, 2017 between Deutsche Bank AG, New York Branch, as Note A-1 Holder and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.21         Agreement Between Note Holders, dated as of August 23, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Initial Note B-1 Holder, and Société Générale, as Initial Note A-2 Holder and Initial Note B-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.22         Agreement Between Note Holders, dated as of October 18, 2017 by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-1-3 Holder and Argentic Real Estate Finance LLC, as Initial Note A-2 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.23         Agreement Between Note Holders, dated as of August 31, 2017, by and between  UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5 Holder, (filed as Exhibit 4.27 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.24         Co-Lender Agreement, dated as of September 19, 2017, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note B-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.25         Agreement Between Note Holders, dated as of September 29, 2017, by and between Bank of America, N.A., UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York and KeyBank National Association (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.26         Agreement Among Noteholders, dated as of October 3, 2017, by and among Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8-1 Holder and Initial Note A-8-2 Holder, and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.27         Co-Lender Agreement, dated as of November 16, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K/A filed on November 29, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.28         Co-Lender Agreement, dated as of July 27, 2017, by and among CCRE Loan Seller IV, LLC, as Initial Note A-1 Holder and Initial Note A-2 Holder and Goldman Sachs Mortgage Company, as Initial Note A-3 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.29         Agreement Between Note Holders, dated as of November 16, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder (filed as Exhibit 4.26 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.30         Co-Lender Agreement, dated as of November 16, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.25 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.31         Co-Lender Agreement, dated as of November 15, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and  UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.32         Co-Lender Agreement, dated as of November 16, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1(A-CP) Holder, Initial Note A-1(A-NCP) Holder and Initial Note A-1(B-CP) Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and  UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A-CP) Holder, Initial Note A-3(B-CP) Holder, Initial Note A-3(C-CP) Holder, Initial Note A-3(D-NCP) Holder, Initial Note A-3(E-NCP) Holder and Initial Note A-3(F-NCP) Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.33         Agreement Between Note Holders, dated as of November 16, 2017, by and between Regions Bank, as Initial Note A-1 Holder, and  UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder and Regions Bank, as Initial Note A-3 Holder (filed as Exhibit 4.29 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.34         Co-Lender Agreement, dated as of November 9, 2017, between Tuebor TRS II LLC, as Note A-1-A Holder, and Tuebor TRS II LLC, as Note A-1-B Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2-A Holder, and Tuebor TRS II LLC, as Note A-3 Holder, and Tuebor TRS II LLC, as Note A-4-B Holder, and Tuebor TRS II LLC, as Note A-5-A Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K/A filed on November 29, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein)

4.35         Primary Servicing Agreement, dated as of November 1, 2017, between Midland Loan Services, a Division of PNC Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 4.30 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein)

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

33.6         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

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

33.9         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.3)

33.10       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.4)

33.11       Park Bridge Lender Services LLC, as Operating Advisor of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.5)

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

33.14       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 50 Varick Street Mortgage Loan (see Exhibit 33.3)

33.15       Wells Fargo Bank, National Association, as Custodian of the 50 Varick Street Mortgage Loan (see Exhibit 33.4)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the 50 Varick Street Mortgage Loan (see Exhibit 33.5)

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

33.20       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.4)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.5)

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

33.25       Wells Fargo Bank, National Association, as Custodian of the Manchester Financial Building Mortgage Loan (see Exhibit 33.4)

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Financial Building Mortgage Loan (see Exhibit 33.5)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the IGT Reno Mortgage Loan

33.29       Wilmington Trust, National Association, as Trustee of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Citibank, N.A., as Certificate Administrator and Custodian of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the IGT Reno Mortgage Loan (see Exhibit 33.5)

33.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the IGT Reno Mortgage Loan

33.33       National Tax Search, LLC, as Servicing Function Participant of the IGT Reno Mortgage Loan

33.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.1)

33.35       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.1)

33.36       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.3)

33.37       Wells Fargo Bank, National Association, as Custodian of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.4)

33.38       Park Bridge Lender Services LLC, as Operating Advisor of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.5)

33.39       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 33.27)

33.40       Wells Fargo Bank, National Association, as Special Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 33.27)

33.41       Wilmington Trust, National Association, as Trustee of the 237 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Certificate Administrator of the 237 Park Avenue Mortgage Loan (see Exhibit 33.3)

33.43       Wells Fargo Bank, National Association, as Custodian of the 237 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.44       Park Bridge Lender Services LLC, as Operating Advisor of the 237 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.45       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (see Exhibit 33.32)

33.46       National Tax Search, LLC, as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (see Exhibit 33.33)

33.47       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.27)

33.48       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.28)

33.49       Wilmington Trust, National Association, as Trustee of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Wells Fargo Bank, National Association, as Certificate Administrator of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.3)

33.51       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.4)

33.52       Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Berkeley Marina Mortgage Loan

33.53       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.32)

33.54       National Tax Search, LLC, as Servicing Function Participant of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.33)

33.55       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan (see Exhibit 33.27)

33.56       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (see Exhibit 33.28)

33.57       Wilmington Trust, National Association, as Trustee of The District Mortgage Loan (Omitted. See Explanatory Notes)

33.58       Wells Fargo Bank, National Association, as Certificate Administrator of The District Mortgage Loan (see Exhibit 33.3)

33.59       Wells Fargo Bank, National Association, as Custodian of The District Mortgage Loan (see Exhibit 33.4)

33.60       Pentalpha Surveillance LLC, as Operating Advisor of The District Mortgage Loan (see Exhibit 33.52)

33.61       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The District Mortgage Loan (see Exhibit 33.32)

33.62       National Tax Search, LLC, as Servicing Function Participant of The District Mortgage Loan (see Exhibit 33.33)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.27)

33.64       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan

33.65       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.3)

33.67       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.69       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.32)

33.70       National Tax Search, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.33)

33.71       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (see Exhibit 33.27)

33.72       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan (see Exhibit 33.1)

33.73       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (see Exhibit 33.3)

33.75       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (see Exhibit 33.4)

33.76       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan (see Exhibit 33.5)

33.77       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 33.32)

33.78       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 33.33)

33.79       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan

33.80       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan

33.81       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.3)

33.82       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.4)

33.83       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.5)

33.84       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.79)

33.85       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.80)

33.86       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.3)

33.87       Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.4)

33.88       Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.5)

33.89       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.27)

33.90       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.91       Wilmington Trust, National Association, as Trustee of the Cabela's Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Wells Fargo Bank, National Association, as Certificate Administrator of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.3)

33.93       Wells Fargo Bank, National Association, as Custodian of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.94       Pentalpha Surveillance LLC, as Operating Advisor of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.52)

33.95       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.32)

33.96       National Tax Search, LLC, as Servicing Function Participant of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 33.33)

33.97       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.1)

33.98       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.1)

33.99       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.3)

33.100     Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.4)

33.101     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.5)

33.102     Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.27)

33.103     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.1)

33.104     Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.105     Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.3)

33.106     Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.4)

33.107     Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.52)

33.108     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.32)

33.109     National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.33)

33.110     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.1)

33.111     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.1)

33.112     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.3)

33.113     Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.4)

33.114     Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.5)

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

33.117     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the At Home Portfolio Mortgage Loan (see Exhibit 33.3)

33.118     Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 33.4)

33.119     Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 33.5)

33.120     Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 33.27)

33.121     Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 33.28)

33.122     Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.123     Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (see Exhibit 33.3)

33.124     Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (see Exhibit 33.4)

33.125     Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (see Exhibit 33.52)

33.126     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 33.32)

33.127     National Tax Search, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 33.33)

33.128     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.27)

33.129     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.79)

33.130     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.131     Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (see Exhibit 33.3)

33.132     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.133     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 33.52)

33.134     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.32)

33.135     National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.33)

33.136     Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.27)

33.137     AEGON USA Realty Advisors, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.64)

33.138     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.3)

33.139     Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.4)

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

34.6         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

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

34.9         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.3)

34.10       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.4)

34.11       Park Bridge Lender Services LLC, as Operating Advisor of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.5)

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

34.14       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 50 Varick Street Mortgage Loan (see Exhibit 34.3)

34.15       Wells Fargo Bank, National Association, as Custodian of the 50 Varick Street Mortgage Loan (see Exhibit 34.4)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the 50 Varick Street Mortgage Loan (see Exhibit 34.5)

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

34.20       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.4)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.5)

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

34.25       Wells Fargo Bank, National Association, as Custodian of the Manchester Financial Building Mortgage Loan (see Exhibit 34.4)

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Financial Building Mortgage Loan (see Exhibit 34.5)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the IGT Reno Mortgage Loan

34.29       Wilmington Trust, National Association, as Trustee of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Citibank, N.A., as Certificate Administrator and Custodian of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the IGT Reno Mortgage Loan (see Exhibit 34.5)

34.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the IGT Reno Mortgage Loan

34.33       National Tax Search, LLC, as Servicing Function Participant of the IGT Reno Mortgage Loan

34.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.1)

34.35       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.1)

34.36       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.3)

34.37       Wells Fargo Bank, National Association, as Custodian of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.4)

34.38       Park Bridge Lender Services LLC, as Operating Advisor of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.5)

34.39       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 34.27)

34.40       Wells Fargo Bank, National Association, as Special Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 34.27)

34.41       Wilmington Trust, National Association, as Trustee of the 237 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Certificate Administrator of the 237 Park Avenue Mortgage Loan (see Exhibit 34.3)

34.43       Wells Fargo Bank, National Association, as Custodian of the 237 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.44       Park Bridge Lender Services LLC, as Operating Advisor of the 237 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.45       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (see Exhibit 34.32)

34.46       National Tax Search, LLC, as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (see Exhibit 34.33)

34.47       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.27)

34.48       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.28)

34.49       Wilmington Trust, National Association, as Trustee of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Wells Fargo Bank, National Association, as Certificate Administrator of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.3)

34.51       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.4)

34.52       Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Berkeley Marina Mortgage Loan

34.53       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.32)

34.54       National Tax Search, LLC, as Servicing Function Participant of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.33)

34.55       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan (see Exhibit 34.27)

34.56       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (see Exhibit 34.28)

34.57       Wilmington Trust, National Association, as Trustee of The District Mortgage Loan (Omitted. See Explanatory Notes)

34.58       Wells Fargo Bank, National Association, as Certificate Administrator of The District Mortgage Loan (see Exhibit 34.3)

34.59       Wells Fargo Bank, National Association, as Custodian of The District Mortgage Loan (see Exhibit 34.4)

34.60       Pentalpha Surveillance LLC, as Operating Advisor of The District Mortgage Loan (see Exhibit 34.52)

34.61       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of The District Mortgage Loan (see Exhibit 34.32)

34.62       National Tax Search, LLC, as Servicing Function Participant of The District Mortgage Loan (see Exhibit 34.33)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.27)

34.64       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan

34.65       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.3)

34.67       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.69       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.32)

34.70       National Tax Search, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.33)

34.71       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (see Exhibit 34.27)

34.72       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan (see Exhibit 34.1)

34.73       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (see Exhibit 34.3)

34.75       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (see Exhibit 34.4)

34.76       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan (see Exhibit 34.5)

34.77       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 34.32)

34.78       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 34.33)

34.79       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan

34.80       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan

34.81       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.3)

34.82       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.4)

34.83       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.5)

34.84       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.79)

34.85       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.80)

34.86       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.3)

34.87       Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.4)

34.88       Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.5)

34.89       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.27)

34.90       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.91       Wilmington Trust, National Association, as Trustee of the Cabela's Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Wells Fargo Bank, National Association, as Certificate Administrator of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.3)

34.93       Wells Fargo Bank, National Association, as Custodian of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.94       Pentalpha Surveillance LLC, as Operating Advisor of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.52)

34.95       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.32)

34.96       National Tax Search, LLC, as Servicing Function Participant of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 34.33)

34.97       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.1)

34.98       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.1)

34.99       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.3)

34.100     Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.4)

34.101     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.5)

34.102     Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.27)

34.103     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.1)

34.104     Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.105     Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.3)

34.106     Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.4)

34.107     Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.52)

34.108     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.32)

34.109     National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.33)

34.110     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.1)

34.111     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.1)

34.112     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.3)

34.113     Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.4)

34.114     Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.5)

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

34.117     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the At Home Portfolio Mortgage Loan (see Exhibit 34.3)

34.118     Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 34.4)

34.119     Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 34.5)

34.120     Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 34.27)

34.121     Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 34.28)

34.122     Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.123     Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (see Exhibit 34.3)

34.124     Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (see Exhibit 34.4)

34.125     Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (see Exhibit 34.52)

34.126     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 34.32)

34.127     National Tax Search, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 34.33)

34.128     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.27)

34.129     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.79)

34.130     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.131     Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (see Exhibit 34.3)

34.132     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.133     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 34.52)

34.134     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.32)

34.135     National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.33)

34.136     Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.27)

34.137     AEGON USA Realty Advisors, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.64)

34.138     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.3)

34.139     Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.4)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 35.1)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 35.1)

35.7         Wells Fargo Bank, National Association, as Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (see Exhibit 35.3)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 50 Varick Street Mortgage Loan (see Exhibit 35.1)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 50 Varick Street Mortgage Loan (see Exhibit 35.1)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the 50 Varick Street Mortgage Loan (see Exhibit 35.3)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 35.1)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 35.1)

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 35.3)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 35.1)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 35.1)

35.16       Wells Fargo Bank, National Association, as Certificate Administrator of the Manchester Financial Building Mortgage Loan (see Exhibit 35.3)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Citibank, N.A., as Certificate Administrator of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 35.1)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 35.1)

35.22       Wells Fargo Bank, National Association, as Certificate Administrator of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 35.3)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan

35.24       Wells Fargo Bank, National Association, as Special Servicer of the 237 Park Avenue Mortgage Loan

35.25       Wells Fargo Bank, National Association, as Certificate Administrator of the 237 Park Avenue Mortgage Loan (see Exhibit 35.3)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan

35.27       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Certificate Administrator of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 35.3)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan (see Exhibit 35.26)

35.30       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       Wells Fargo Bank, National Association, as Certificate Administrator of The District Mortgage Loan (see Exhibit 35.3)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan

35.33       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan

35.34       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 35.3)

35.35       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan

35.36       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan (see Exhibit 35.1)

35.37       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (see Exhibit 35.3)

35.38       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan

35.39       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

35.40       Wells Fargo Bank, National Association, as Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.3)

35.41       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 35.38)

35.42       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.43       Wells Fargo Bank, National Association, as Certificate Administrator of the Totowa Commerce Center Mortgage Loan (see Exhibit 35.3)

35.44       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela's Industrial Portfolio Mortgage Loan

35.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.46       Wells Fargo Bank, National Association, as Certificate Administrator of the Cabela's Industrial Portfolio Mortgage Loan (see Exhibit 35.3)

35.47       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 35.1)

35.48       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 35.1)

35.49       Wells Fargo Bank, National Association, as Certificate Administrator of the Marriott Grand Cayman Mortgage Loan (see Exhibit 35.3)

35.50       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.44)

35.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.1)

35.52       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.3)

35.53       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 35.1)

35.54       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 35.1)

35.55       Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 35.3)

35.56       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.1)

35.57       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.1)

35.58       Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan (see Exhibit 35.3)

35.59       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan

35.60       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.61       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (see Exhibit 35.3)

35.62       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan

35.63       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan

35.64       Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (see Exhibit 35.3)

35.65       Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan

35.66       AEGON USA Realty Advisors, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 35.33)

35.67       Wells Fargo Bank, National Association, as Certificate Administrator of the Centre 425 Bellevue Mortgage Loan (see Exhibit 35.3)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 22, 2019

/s/ David Schell

David Schell, Managing Director

Date: March 22, 2019