Form 10-K
period 2020-12-31
UBS Commercial Mortgage Trust 2017-C5
filed 2021-03-18
CIK 1719195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The DoubleTree Wilmington  Mortgage Loan, the 50 Varick Street  Mortgage Loan, the Atrisco Plaza Shopping Center Mortgage Loan and the Manchester Financial Building Mortgage Loan, which constituted approximately 3.2%, 2.3%, 2.0% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the DoubleTree Wilmington  Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the 50 Varick Street  Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Atrisco Plaza Shopping Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the Manchester Financial Building Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the DoubleTree Wilmington  Mortgage Loan, the 50 Varick Street  Mortgage Loan, the Atrisco Plaza Shopping Center Mortgage Loan and the Manchester Financial Building Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the DoubleTree Berkeley Marina Mortgage Loan and The District Mortgage Loan, which constituted approximately 2.5% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The DoubleTree Berkeley Marina Mortgage Loan and The District Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the DoubleTree Berkeley Marina Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to The District Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the UBS Commercial Mortgage Trust 2017-C4 transaction, Commission File Number 333-207340-04 (the “UBS 2017-C4 Transaction”). These loan combinations, including the DoubleTree Berkeley Marina Mortgage Loan and The District Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C4 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Yorkshire & Lexington Towers Mortgage Loan and the Totowa Commerce Center Mortgage Loan, which constituted approximately 5.4% and 3.4%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Yorkshire & Lexington Towers Mortgage Loan and Totowa Commerce Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Yorkshire & Lexington Towers Mortgage Loan, eight other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity or (b) with respect to the Totowa Commerce Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Yorkshire & Lexington Towers Mortgage Loan and the Totowa Commerce Center Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Yorkshire & Lexington Towers  loan combination and the Totowa Commerce Center  loan combination in the CSAIL 2017-CX10 Commercial Mortgage Trust transaction, Commission File Number 333-207361-07 (the “CSAIL 2017-CX10 Transaction”).  After the closing of the CSAIL 2017-CX10 Transaction on November 30, 2017, these loan combinations, including the Yorkshire & Lexington Towers Mortgage Loan and the Totowa Commerce Center Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2017-CX10 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Cabela’s Industrial Portfolio Mortgage Loan and the Bass Pro & Cabela’s Portfolio Mortgage Loan, which constituted approximately 2.9% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Cabela’s Industrial Portfolio Mortgage Loan and Bass Pro & Cabela’s Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Cabela’s Industrial Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Bass Pro & Cabela’s Portfolio Mortgage Loan, nine other pari passu loans, which are not assets of the issuing entity. The Cabela’s Industrial Portfolio loan combination, including the Cabela’s Industrial Portfolio Mortgage Loan, was serviced under pooling and servicing agreement for the BANK 2017-BNK8 Transaction prior to the closing of the securitization of a pari passu portion of the Cabela’s Industrial Portfolio loan combination in the  GS Mortgage Securities Trust 2017-GS8 transaction, Commission File Number 333-207677-07 (the “GSMS 2017-GS8 Transaction”). The Bass Pro & Cabela’s Portfolio loan combination, including the Bass Pro & Cabela’s Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Bass Pro & Cabela’s Industrial Portfolio loan combination in the GSMS 2017-GS8 Transaction. After the closing of the GSMS 2017-GS8 Transaction on November 30, 2017, these loan combinations, including the Cabela’s Industrial Portfolio Mortgage Loan and the Bass Pro & Cabela’s Portfolio Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the GSMS 2017-GS8 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Marriott Grand Cayman Mortgage Loan, the At Home Portfolio Mortgage Loan and the Hyatt Regency Princeton Mortgage Loan, which constituted approximately 2.8%, 2.0% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Marriott Grand Cayman Mortgage Loan, At Home Portfolio Mortgage Loan and Hyatt Regency Princeton Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Marriott Grand Cayman Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the At Home Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Hyatt Regency Princeton Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity.  The Marriott Grand Cayman loan combination, including the Marriott Grand Cayman Mortgage Loan, was serviced under the pooling and servicing agreement for the GS Mortgage Securities Trust 2017-GS7 transaction prior to the closing of the securitization of a pari passu portion of the Marriott Grand Cayman loan combination in the CCUBS Commercial Mortgage Trust 2017-C1 transaction, Commission File Number 333-207340-06 (the “CCUBS 2017-C1 Transaction”). The At Home Portfolio loan combination and the Hyatt Regency Princeton loan combination, including the At Home Portfolio Mortgage Loan and the Hyatt Regency Princeton Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the At Home Portfolio loan combination and the Hyatt Regency Princeton loan combination in the CCUBS 2017-C1 Transaction. After the closing of the CCUBS 2017-C1 Transaction on November 30, 2017, these loan combinations, including the Marriott Grand Cayman Mortgage Loan, the At Home Portfolio Mortgage Loan and the Hyatt Regency Princeton Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CCUBS 2017-C1 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Centre 425 Bellevue  Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date.  The Centre 425 Bellevue  Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Centre 425 Bellevue  Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. This loan combination, including the Centre 425 Bellevue  Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Centre 425 Bellevue  loan combination in the Natixis Commercial Mortgage Securities Trust 2018-ALXA transaction (the “NCMS 2018-ALXA Transaction”).  After the closing of the NCMS 2018-ALXA Transaction on February 23, 2018, this loan combination, including the Centre 425 Bellevue  Mortgage Loan was, and will continue to be, serviced and administered pursuant to the trust and servicing agreement with respect to the NCMS 2018-ALXA Transaction, which is incorporated by reference as Exhibit 4.13 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Burbank Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the Centre 425 Bellevue  Mortgage Loan, the National Office Portfolio Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan, the IGT Reno Mortgage Loan and the Murrieta Plaza Mortgage Loan and the primary servicer and special servicer of the 237 Park Avenue  Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Yorkshire & Lexington Towers Mortgage Loan, the Centre 425 Bellevue  Mortgage Loan, the Griffin Portfolio Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the Totowa Commerce Center Mortgage Loan, the 237 Park Avenue  Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the AHIP Northeast Portfolio III Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, the At Home Portfolio Mortgage Loan, The District Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan and the Murrieta Plaza Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Yorkshire & Lexington Towers Mortgage Loan, the Griffin Portfolio Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the Totowa Commerce Center Mortgage Loan, the 237 Park Avenue  Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the AHIP Northeast Portfolio III Mortgage Loan, the IGT Reno Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan and the At Home Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

AEGON USA Realty Advisors, LLC is the special servicer of the Centre 425 Bellevue  Mortgage Loan and the Burbank Office Portfolio Mortgage Loan. As a result, AEGON USA Realty Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by AEGON USA Realty Advisors, LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the DoubleTree Wilmington Mortgage Loan, the 50 Varick Street Mortgage Loan, the Atrisco Plaza Shopping Center Mortgage Loan, the Manchester Financial Building Mortgage Loan, the AHIP Northeast Portfolio III Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the At Home Portfolio Mortgage Loan, the Totowa Commerce Center Mortgage Loan and the Yorkshire & Lexington Towers Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the UBS 2017-C2 Transaction, the pooling and servicing agreement for the CCUBS 2017-C1 Transaction and the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the DoubleTree Wilmington Mortgage Loan, the 50 Varick Street Mortgage Loan, the Atrisco Plaza Shopping Center Mortgage Loan, the Manchester Financial Building Mortgage Loan, the AHIP Northeast Portfolio III Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the At Home Portfolio Mortgage Loan, the Totowa Commerce Center Mortgage Loan and the Yorkshire & Lexington Towers Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the IGT Reno Mortgage Loan, the 237 Park Avenue  Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Murrieta Plaza Mortgage Loan, the National Office Portfolio Mortgage Loan and the Centre 425 Bellevue  Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the AHIP Northeast Portfolio III Mortgage Loan, the 237 Park Avenue  Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the At Home Portfolio Mortgage Loan, the Totowa Commerce Center Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the Murrieta Plaza Mortgage Loan, the National Office Portfolio Mortgage Loan, the Centre 425 Bellevue  Mortgage Loan and the IGT Reno Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that includes the Yorkshire & Lexington Towers Mortgage Loan, the Totowa Commerce Center Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, the IGT Reno Mortgage Loan, The District Mortgage Loan and the Murrieta Plaza Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Citibank, N.A. as custodian of the IGT Reno Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the DoubleTree Berkeley Marina Mortgage Loan, the IGT Reno Mortgage Loan, The District Mortgage Loan and the Murrieta Plaza Mortgage Loan and CWCapital Asset Management LLC as special servicer of the Yorkshire & Lexington Towers Mortgage Loan and the Totowa Commerce Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

4.31         Co-Lender Agreement, dated as of November 15, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and  UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A) Holder and Initial Note A-3(B) Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

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

33.9         Wells Fargo Bank, National Association, as Trustee of the DoubleTree Wilmington  Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.14       Wells Fargo Bank, National Association, as Trustee of the 50 Varick Street  Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.19       Wells Fargo Bank, National Association, as Trustee of the Manchester Financial Building Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.24       Wells Fargo Bank, National Association, as Trustee of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.36       Wells Fargo Bank, National Association, as Trustee of the AHIP Northeast Portfolio III Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.72       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 33.32)

33.73       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 33.33)

33.74       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan

33.75       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan

33.76       Wells Fargo Bank, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.77       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.4)

33.78       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.5)

33.79       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.74)

33.80       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.75)

33.81       Wells Fargo Bank, National Association, as Trustee of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.90       National Tax Search, LLC, as Servicing Function Participant of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 33.33)

33.91       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.27)

33.92       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.1)

33.93       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela’s Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.94       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.4)

33.95       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.50)

33.96       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.32)

33.97       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.33)

33.98       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.1)

33.99       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.1)

33.100     Wells Fargo Bank, National Association, as Trustee of the Marriott Grand Cayman Mortgage Loan (Omitted. See Explanatory Notes.)

33.101     Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.4)

33.102     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.5)

33.103     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.1)

33.104     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.1)

33.105     Wells Fargo Bank, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.106     Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 33.4)

33.107     Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 33.5)

33.108     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.1)

33.109     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.1)

33.110     Wells Fargo Bank, National Association, as Trustee of the Hyatt Regency Princeton Mortgage Loan (Omitted. See Explanatory Notes.)

33.111     Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.4)

33.112     Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.5)

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

34.9         Wells Fargo Bank, National Association, as Trustee of the DoubleTree Wilmington  Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.14       Wells Fargo Bank, National Association, as Trustee of the 50 Varick Street  Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.19       Wells Fargo Bank, National Association, as Trustee of the Manchester Financial Building Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.24       Wells Fargo Bank, National Association, as Trustee of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.36       Wells Fargo Bank, National Association, as Trustee of the AHIP Northeast Portfolio III Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.72       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 34.32)

34.73       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 34.33)

34.74       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan

34.75       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan

34.76       Wells Fargo Bank, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.77       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.4)

34.78       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.5)

34.79       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.74)

34.80       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.75)

34.81       Wells Fargo Bank, National Association, as Trustee of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.90       National Tax Search, LLC, as Servicing Function Participant of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 34.33)

34.91       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.27)

34.92       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.1)

34.93       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela’s Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.94       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.4)

34.95       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.50)

34.96       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.32)

34.97       National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.33)

34.98       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.1)

34.99       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.1)

34.100     Wells Fargo Bank, National Association, as Trustee of the Marriott Grand Cayman Mortgage Loan (Omitted. See Explanatory Notes.)

34.101     Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.4)

34.102     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.5)

34.103     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.1)

34.104     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.1)

34.105     Wells Fargo Bank, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.106     Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 34.4)

34.107     Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 34.5)

34.108     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.1)

34.109     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.1)

34.110     Wells Fargo Bank, National Association, as Trustee of the Hyatt Regency Princeton Mortgage Loan (Omitted. See Explanatory Notes.)

34.111     Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.4)

34.112     Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.5)

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

35.33       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 35.13)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 35.1)

35.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 35.1)

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

Date: March 18, 2021

/s/ David Schell

David Schell, Managing Director

Date: March 18, 2021