Form 10-K
period 2021-12-31
UBS Commercial Mortgage Trust 2017-C5
filed 2022-03-11
CIK 1719195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 237 Park Avenue Mortgage Loan, which constituted approximately 3.4% of the asset pool of the issuing entity as of its cut-off date.  The 237 Park Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 237 Park Avenue Mortgage Loan, ten other pari passu loans and four subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MSSG Trust 2017-237P transaction (the “MSSG 2017-237P Transaction”). This loan combination, including the 237 Park Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MSSG 2017-237P Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Burbank Office Portfolio Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date.  The Burbank Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Burbank Office Portfolio Mortgage Loan, seven other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the DBUBS 2017-BRBK Mortgage Trust transaction (the “DBUBS 2017-BRBK Transaction”). This loan combination, including the Burbank Office Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the DBUBS 2017-BRBK Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Centre 425 Bellevue Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date.  The Centre 425 Bellevue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Centre 425 Bellevue Mortgage Loan, two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. This loan combination, including the Centre 425 Bellevue Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Centre 425 Bellevue  loan combination in the Natixis Commercial Mortgage Securities Trust 2018-ALXA transaction (the “NCMS 2018-ALXA Transaction”).  After the closing of the NCMS 2018-ALXA Transaction on February 23, 2018, this loan combination, including the Centre 425 Bellevue Mortgage Loan was, and will continue to be, serviced and administered pursuant to the trust and servicing agreement with respect to the NCMS 2018-ALXA Transaction, which is incorporated by reference as Exhibit 4.13 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the Marriott Grand Cayman Mortgage Loan, the AHIP Northeast Portfolio III Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan and the At Home Portfolio Mortgage Loan and the special servicer of the Griffin Portfolio Mortgage Loan prior to July 2, 2021, the Cabela’s Industrial Portfolio Mortgage Loan and the Bass Pro & Cabela’s Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Berkeley Point Capital LLC d/b/a Newmark is an affiliate of Cantor Commercial Real Estate Lending L.P., one of the sponsors.  Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Berkeley Point Capital LLC d/b/a Newmark pursuant to Item 1123.  Because Berkeley Point Capital LLC d/b/a Newmark is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Berkeley Point Capital LLC d/b/a Newmark under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

AEGON USA Realty Advisors, LLC is the special servicer of the Centre 425 Bellevue Mortgage Loan and the Burbank Office Portfolio Mortgage Loan, which constituted approximately 5.4% and 5.4%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Centre 425 Bellevue Mortgage Loan from January 1, 2021 to May 26, 2021 and the Burbank Office Portfolio Mortgage Loan from January 1, 2021 to April 8, 2021.  As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required. In addition, AEGON USA Realty Advisors, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

Situs Holdings, LLC is the special servicer of the Centre 425 Bellevue Mortgage Loan and the Burbank Office Portfolio Mortgage Loan, which constituted approximately 5.4% and 5.4%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Centre 425 Bellevue Mortgage Loan from May 27, 2021 to December 31, 2021 and the Burbank Office Portfolio Mortgage Loan from April 9, 2021 to December 31, 2021.  As a result, Situs Holdings, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

LNR Partners Holdings, LLC is the special servicer of the Griffin Portfolio Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Griffin Portfolio Mortgage Loan from July 2, 2021 to December 31, 2021.  As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

CWCapital Asset Management LLC is the special servicer of the Yorkshire & Lexington Towers Mortgage Loan prior to April 26, 2021 and the Totowa Commerce Center Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for CWCapital Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because CWCapital Asset Management LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of CWCapital Asset Management LLC because CWCapital Asset Management LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Torchlight Loan Services, LLC is the special servicer of the Yorkshire & Lexington Towers Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Yorkshire & Lexington Towers Mortgage Loan from April 26, 2021 to December 31, 2021.  As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the IGT Reno Mortgage Loan, the 237 Park Avenue Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Murrieta Plaza Mortgage Loan, the National Office Portfolio Mortgage Loan and the Centre 425 Bellevue Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that includes the Yorkshire & Lexington Towers Mortgage Loan, the Totowa Commerce Center Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, the IGT Reno Mortgage Loan, The District Mortgage Loan and the Murrieta Plaza Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Citibank, N.A. as custodian of the IGT Reno Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Griffin Portfolio Mortgage Loan on and after July 2, 2021, Torchlight Loan Services, LLC as special servicer of the Yorkshire & Lexington Towers Mortgage Loan on and after April 26, 2021 and AEGON USA Realty Advisors, LLC as special servicer of the Burbank Office Portfolio Mortgage Loan prior to April 9, 2021 and the Centre 425 Bellevue Mortgage Loan prior to May 27, 2021 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the IGT Reno Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan and the Murrieta Plaza Mortgage Loan, Situs Holdings, LLC as special servicer of the Burbank Office Portfolio Mortgage Loan on and after April 9, 2021 and the Centre 425 Bellevue Mortgage Loan on and after May 27, 2021, LNR Partners, LLC as special servicer of the Griffin Portfolio Mortgage Loan on and after July 2, 2021, Torchlight Loan Services, LLC as special servicer of the Yorkshire & Lexington Towers Mortgage Loan on and after April 26, 2021 and CWCapital Asset Management LLC as special servicer of the Yorkshire & Lexington Towers Mortgage Loan prior to April 26, 2021 and the Totowa Commerce Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statement of AEGON USA Realty Advisors, LLC as special servicer of the Burbank Office Portfolio Mortgage Loan prior to April 9, 2021 and the Centre 425 Bellevue Mortgage Loan prior to May 27, 2021 listed on the Exhibit Index is omitted from this Annual Report on From 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer, and Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

From time to time, CWCapital Asset Management LLC, a Delaware limited liability company (“CWCAM”), is a party to lawsuits and other legal proceedings as part of its duties as a special servicer (e.g., enforcement of loan obligations) and/or arising in the ordinary course of business.  Other than as set forth in the following paragraphs, there are currently no legal proceedings pending, and no legal proceedings known to be contemplated by governmental authorities, against CWCAM or of which any of its property is the subject, that are material to the certificateholders.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts.  CWCAM was the special servicer of such property.  The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust.  On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens.  On July 19, 2016, the State Court denied CWCAM’s motion to dismiss.  On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”).  On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss.  On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court.  Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery.  All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019.  The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct.  In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020.  Oral argument on the appeal occurred on June 21, 2021. The parties await the decision of the appeals court.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original  Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction.   On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”).  The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York.  In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts.  The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018.  The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018.  On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts.  Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment.  On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order.  CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019.  The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims.  On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order.  On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI.  CWCI has sought leave to file an appeal of the decision.  Both requests for leave were denied by the First Department.  The plaintiff has also sought leave to appeal the dismissal of the claims against CWCAM.  CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “PSW Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the PSW Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “PCVST Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “2010 Settlement Agreement”) or (b) the rescission of the 2010 Settlement Agreement which would result in, among other things, the rescission of the sale of the PCVST Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the 2010 Settlement Agreement by fraud and further that the terms of the 2010 Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filed a motion to dismiss the PSW Complaint (the “CWCAM Motion to Dismiss”). On April 11, 2016, PSW NYC LLC opposed the CWCAM Motion to Dismiss and cross-moved for a partial summary judgment on liability regarding allegations of breach of the 2010 Settlement Agreement (the “PSW Cross-Motion”). On May 5, 2016, the Defendants subsequently filed its reply and opposition to the PSW Cross-Motion. On August 23, 2016, oral arguments were provided to the PSW Court regarding the PSW Complaint, the CWCAM Motion to Dismiss and the PSW Cross-Motion and the PSW Court took such arguments under advisement. On October 31, 2016, the PSW Court issued an order granting the CWCAM Motion to Dismiss, denying the PSW Cross-Motion and dismissing the PSW Complaint with prejudice. Subsequently, PSW NYC LLC filed a notice of appeal relating to such order. On February 21, 2017, PSW NYC LLC filed its appeal and supporting brief arguing that the PSW Court erred by finding no breach of the assignment agreement and no fraudulent inducement. Oral argument was heard on May 4, 2017 at which point the court took the arguments under advisement. On May 25, 2017, the New York 1st Department appellate court affirmed the dismissal of all PSW claims and denied a request for leave to appeal to the New York Court of Appeals on September 12, 2017.

On March 31, 2016, RAIT Preferred Funding II LTD. (“RAIT Preferred Funding”) commenced a complaint (“RAIT Complaint”) with the Supreme Court of the State of New York, County of New York (the “RAIT Court”), claiming it owns $18,500,000 of a mortgage loan secured by the development of the One Congress Street Property in Boston, Massachusetts (the “Loan”) and seeking (a) a declaratory judgment stating that RAIT Preferred Funding is the directing lender under a co-lender agreement dated March 28, 2007 and a pooling and servicing agreement dated March 1, 2007 (collectively, the “Operative Agreements”) and was the directing lender at the time of the improper modification of the Loan, (b) a declaratory judgment stating that RAIT Preferred Funding has the right to terminate the special servicer, (c) monetary damages for the value of the bonds and fees paid to CWCAM as the special servicer of the Loan and (d) other things.  On May 17, 2016, CWCAM filed a motion to dismiss the RAIT Complaint (“Motion to Dismiss”) stating that the RAIT Complaint did not state a claim and the essential facts of the RAIT Complaint are negated by affidavits and evidentiary materials submitted with the RAIT Complaint.  On June 14, 2016, RAIT Preferred Funding filed a Memorandum of Law in Opposition to the Motion to Dismiss (“Opposition”) stating that the claims in the RAIT Complaint were properly stated.  On June 30, 2016, CWCAM filed a reply in support of the Motion to Dismiss and in response to the Opposition, stating that each of CWCAM’s arguments is supported by the express language of the agreements between the parties, the documentary evidence and New York case law.  On September 30, 2016, RAIT Preferred Funding and CWCAM entered into a confidential Settlement Agreement (the “2016 Settlement”), which provides for a stay of the RAIT Preferred Funding litigation (the “Litigation Stay”) through August 25, 2017.  Pursuant to the terms of the 2016 Settlement, upon satisfaction of a term of the 2016 Settlement by August 25, 2017 (or such later date agreed to by the parties), the RAIT Preferred Funding litigation will be dismissed, with prejudice.  On May 19, 2017 the Borrower repaid the Loan in accordance with the terms of the notes and satisfied the condition to dismissal with prejudice.  RAIT has refused to dismiss the case and is claiming that the B Note should be paid in full.  CWCAM believes that it has performed its obligations under the Operative Agreements in good faith, and that the action should be dismissed with prejudice.  On August 29, 2017, the RAIT Court granted leave to RAIT Preferred Funding to amend its complaint.  On September 20, 2017, RAIT Preferred Funding filed an Amended Complaint (the “RAIT Amended Complaint”), which omits its original claims, adds Wells Fargo Bank as a defendant, and seeks (a) specific performance requiring repayment of the $18,500,000 principal amount of the B Note or, in the alternative, monetary damages, including the $18,500,000 principal amount of the B Note, in an amount to be determined at trial, (b) monetary damages on any fees paid to CWCAM as special servicer or Wells Fargo Bank as master servicer in connection with the borrower’s repayment of the Loan, (c) a declaratory judgment that RAIT Preferred Funding is entitled to recover the full $18,500,000 principal amount of the B Note, (d) punitive damages against CWCAM, and (e) other things.  On October 11, 2017, CWCAM filed a motion to dismiss the RAIT Amended Complaint (“CWCAM Motion to Dismiss Amended Complaint”) stating that the RAIT Amended Complaint did not state a claim and the essential facts of the RAIT Amended Complaint are negated by the Operative Agreements and other admissible evidentiary materials.  On November 13, 2017, Wells Fargo Bank filed a motion to dismiss the RAIT Amended Complaint (the “Wells Fargo Motion to Dismiss Amended Complaint”) and joined the CWCAM Motion to Dismiss Amended Complaint.  On January 29, 2018, the court dismissed all claims but for breach of contract and discovery has commenced.  CWCAM filed a Motion for Summary Judgement on March 18, 2019.   This matter was settled and the case dismissed on May 15, 2019.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2021, furnished pursuant to Item 1123 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

4.14         Co-Lender Agreement, dated as of November 16, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note A-3 Holder and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K/A filed on November 29, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

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

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.1)

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.8         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.1)

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.1)

33.11       Wells Fargo Bank, National Association, as Trustee of the DoubleTree Wilmington Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.4)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.5)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 50 Varick Street Mortgage Loan (see Exhibit 33.1)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 50 Varick Street Mortgage Loan (see Exhibit 33.1)

33.17       Wells Fargo Bank, National Association, as Trustee of the 50 Varick Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the 50 Varick Street Mortgage Loan (see Exhibit 33.4)

33.19       Park Bridge Lender Services LLC, as Operating Advisor of the 50 Varick Street Mortgage Loan (see Exhibit 33.5)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 33.1)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 33.1)

33.23       Wells Fargo Bank, National Association, as Trustee of the Manchester Financial Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Manchester Financial Building Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Financial Building Mortgage Loan (see Exhibit 33.5)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.1)

33.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.1)

33.29       Wells Fargo Bank, National Association, as Trustee of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.4)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.5)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan

33.34       Rialto Capital Advisors, LLC, as Special Servicer of the IGT Reno Mortgage Loan

33.35       Wilmington Trust, National Association, as Trustee of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Citibank, N.A., as Custodian of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the IGT Reno Mortgage Loan (see Exhibit 33.5)

33.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the IGT Reno Mortgage Loan

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.1)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.1)

33.41       Wells Fargo Bank, National Association, as Trustee of the AHIP Northeast Portfolio III Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.4)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.5)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 33.33)

33.46       Wells Fargo Bank, National Association, as Special Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 33.33)

33.47       Wilmington Trust, National Association, as Trustee of the 237 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the 237 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the 237 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (see Exhibit 33.38)

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.52       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.33)

33.53       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.34)

33.54       Wilmington Trust, National Association, as Trustee of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.4)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Berkeley Marina Mortgage Loan

33.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.38)

33.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.59       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan (see Exhibit 33.33)

33.60       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (see Exhibit 33.34)

33.61       Wilmington Trust, National Association, as Trustee of The District Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of The District Mortgage Loan (see Exhibit 33.4)

33.63       Pentalpha Surveillance LLC, as Operating Advisor of The District Mortgage Loan (see Exhibit 33.56)

33.64       CoreLogic Solutions, LLC, as Servicing Function Participant of The District Mortgage Loan (see Exhibit 33.38)

33.65       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.66       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.33)

33.67       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan prior to April 9, 2021 (Omitted. See Explanatory Notes.)

33.68       Situs Holdings, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan on and after April 9, 2021

33.69       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.71       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.72       CoreLogic Solutions, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.38)

33.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.74       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (see Exhibit 33.33)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan prior to July 2, 2021 (see Exhibit 33.1)

33.76       LNR Partners, LLC, as Special Servicer of the Griffin Portfolio Mortgage Loan on and after July 2, 2021 (Omitted. See Explanatory Notes.)

33.77       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (see Exhibit 33.4)

33.79       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan (see Exhibit 33.5)

33.80       CoreLogic Solutions, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 33.38)

33.81       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.82       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan

33.83       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan prior to April 26, 2021

33.84       Torchlight Loan Services, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan on and after April 26, 2021 (Omitted. See Explanatory Notes.)

33.85       Wells Fargo Bank, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.4)

33.87       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.5)

33.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.89       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.82)

33.90       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.83)

33.91       Wells Fargo Bank, National Association, as Trustee of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.4)

33.93       Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.5)

33.94       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.95       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 33.33)

33.96       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.97       Wilmington Trust, National Association, as Trustee of the Cabela’s Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.98       Wells Fargo Bank, National Association, as Custodian of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.99       Pentalpha Surveillance LLC, as Operating Advisor of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 33.56)

33.100     CoreLogic Solutions, LLC, as Servicing Function Participant of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 33.38)

33.101     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.102     Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.33)

33.103     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.1)

33.104     Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela’s Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.105     Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.4)

33.106     Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.56)

33.107     CoreLogic Solutions, LLC, as Servicing Function Participant of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.38)

33.108     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.109     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.1)

33.110     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.1)

33.111     Wells Fargo Bank, National Association, as Trustee of the Marriott Grand Cayman Mortgage Loan (Omitted. See Explanatory Notes.)

33.112     Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.4)

33.113     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.5)

33.114     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.115     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.1)

33.116     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.1)

33.117     Wells Fargo Bank, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.118     Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 33.4)

33.119     Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 33.5)

33.120     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.121     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.1)

33.122     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.1)

33.123     Wells Fargo Bank, National Association, as Trustee of the Hyatt Regency Princeton Mortgage Loan (Omitted. See Explanatory Notes.)

33.124     Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.4)

33.125     Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.5)

33.126     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.127     Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 33.33)

33.128     Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 33.34)

33.129     Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.130     Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (see Exhibit 33.4)

33.131     Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (see Exhibit 33.56)

33.132     CoreLogic Solutions, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 33.38)

33.133     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.134     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.33)

33.135     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.82)

33.136     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.137     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.138     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 33.56)

33.139     CoreLogic Solutions, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.38)

33.140     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

33.141     Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.33)

33.142     AEGON USA Realty Advisors, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan prior to May 27, 2021 (Omitted. See Explanatory Notes.)

33.143     Situs Holdings, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan on and after May 27, 2021 (see Exhibit 33.68)

33.144     Wilmington Trust, National Association, as Trustee of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

33.145     Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.4)

33.146     CoreLogic Solutions, LLC, as Servicing Function Participant of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.38)

33.147     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.7)

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

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.1)

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.8         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.1)

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.1)

34.11       Wells Fargo Bank, National Association, as Trustee of the DoubleTree Wilmington Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.4)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.5)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 50 Varick Street Mortgage Loan (see Exhibit 34.1)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 50 Varick Street Mortgage Loan (see Exhibit 34.1)

34.17       Wells Fargo Bank, National Association, as Trustee of the 50 Varick Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the 50 Varick Street Mortgage Loan (see Exhibit 34.4)

34.19       Park Bridge Lender Services LLC, as Operating Advisor of the 50 Varick Street Mortgage Loan (see Exhibit 34.5)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 34.1)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 34.1)

34.23       Wells Fargo Bank, National Association, as Trustee of the Manchester Financial Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Manchester Financial Building Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Financial Building Mortgage Loan (see Exhibit 34.5)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.1)

34.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.1)

34.29       Wells Fargo Bank, National Association, as Trustee of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.4)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.5)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan

34.34       Rialto Capital Advisors, LLC, as Special Servicer of the IGT Reno Mortgage Loan

34.35       Wilmington Trust, National Association, as Trustee of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Citibank, N.A., as Custodian of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the IGT Reno Mortgage Loan (see Exhibit 34.5)

34.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the IGT Reno Mortgage Loan

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.1)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.1)

34.41       Wells Fargo Bank, National Association, as Trustee of the AHIP Northeast Portfolio III Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.4)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.5)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 34.33)

34.46       Wells Fargo Bank, National Association, as Special Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 34.33)

34.47       Wilmington Trust, National Association, as Trustee of the 237 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the 237 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the 237 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (see Exhibit 34.38)

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.52       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.33)

34.53       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.34)

34.54       Wilmington Trust, National Association, as Trustee of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.4)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Berkeley Marina Mortgage Loan

34.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.38)

34.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.59       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan (see Exhibit 34.33)

34.60       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (see Exhibit 34.34)

34.61       Wilmington Trust, National Association, as Trustee of The District Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of The District Mortgage Loan (see Exhibit 34.4)

34.63       Pentalpha Surveillance LLC, as Operating Advisor of The District Mortgage Loan (see Exhibit 34.56)

34.64       CoreLogic Solutions, LLC, as Servicing Function Participant of The District Mortgage Loan (see Exhibit 34.38)

34.65       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.66       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.33)

34.67       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan prior to April 9, 2021 (Omitted. See Explanatory Notes.)

34.68       Situs Holdings, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan on and after April 9, 2021

34.69       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.71       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.72       CoreLogic Solutions, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.38)

34.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.74       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (see Exhibit 34.33)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan prior to July 2, 2021 (see Exhibit 34.1)

34.76       LNR Partners, LLC, as Special Servicer of the Griffin Portfolio Mortgage Loan on and after July 2, 2021 (Omitted. See Explanatory Notes.)

34.77       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (see Exhibit 34.4)

34.79       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan (see Exhibit 34.5)

34.80       CoreLogic Solutions, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 34.38)

34.81       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.82       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan

34.83       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan prior to April 26, 2021

34.84       Torchlight Loan Services, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan on and after April 26, 2021 (Omitted. See Explanatory Notes.)

34.85       Wells Fargo Bank, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.4)

34.87       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.5)

34.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.89       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.82)

34.90       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.83)

34.91       Wells Fargo Bank, National Association, as Trustee of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.4)

34.93       Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.5)

34.94       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.95       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 34.33)

34.96       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.97       Wilmington Trust, National Association, as Trustee of the Cabela’s Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.98       Wells Fargo Bank, National Association, as Custodian of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.99       Pentalpha Surveillance LLC, as Operating Advisor of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 34.56)

34.100     CoreLogic Solutions, LLC, as Servicing Function Participant of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 34.38)

34.101     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.102     Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.33)

34.103     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.1)

34.104     Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela’s Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.105     Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.4)

34.106     Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.56)

34.107     CoreLogic Solutions, LLC, as Servicing Function Participant of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.38)

34.108     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.109     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.1)

34.110     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.1)

34.111     Wells Fargo Bank, National Association, as Trustee of the Marriott Grand Cayman Mortgage Loan (Omitted. See Explanatory Notes.)

34.112     Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.4)

34.113     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.5)

34.114     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.115     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.1)

34.116     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.1)

34.117     Wells Fargo Bank, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.118     Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 34.4)

34.119     Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 34.5)

34.120     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.121     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.1)

34.122     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.1)

34.123     Wells Fargo Bank, National Association, as Trustee of the Hyatt Regency Princeton Mortgage Loan (Omitted. See Explanatory Notes.)

34.124     Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.4)

34.125     Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.5)

34.126     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.127     Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 34.33)

34.128     Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 34.34)

34.129     Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.130     Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (see Exhibit 34.4)

34.131     Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (see Exhibit 34.56)

34.132     CoreLogic Solutions, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 34.38)

34.133     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.134     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.33)

34.135     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.82)

34.136     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.137     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.138     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 34.56)

34.139     CoreLogic Solutions, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.38)

34.140     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

34.141     Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.33)

34.142     AEGON USA Realty Advisors, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan prior to May 27, 2021 (Omitted. See Explanatory Notes.)

34.143     Situs Holdings, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan on and after May 27, 2021 (see Exhibit 34.68)

34.144     Wilmington Trust, National Association, as Trustee of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

34.145     Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.4)

34.146     CoreLogic Solutions, LLC, as Servicing Function Participant of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.38)

34.147     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.7)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 35.1)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 50 Varick Street Mortgage Loan (see Exhibit 35.1)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 50 Varick Street Mortgage Loan (see Exhibit 35.1)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 35.1)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 35.1)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 35.1)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 35.1)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 35.1)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 35.1)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 35.14)

35.19       Wells Fargo Bank, National Association, as Special Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 35.14)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 35.14)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan (see Exhibit 35.14)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 35.14)

35.25       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan prior to April 9, 2021 (Omitted. See Explanatory Notes.)

35.26       Situs Holdings, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan on and after April 9, 2021 (Omitted. See Explanatory Notes.)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (see Exhibit 35.14)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan prior to July 2, 2021 (see Exhibit 35.1)

35.29       LNR Partners, LLC, as Special Servicer of the Griffin Portfolio Mortgage Loan on and after July 2, 2021 (Omitted. See Explanatory Notes.)

35.30       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan

35.31       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan prior to April 26, 2021 (Omitted. See Explanatory Notes.)

35.32       Torchlight Loan Services, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan on and after April 26, 2021 (Omitted. See Explanatory Notes.)

35.33       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (see Exhibit 35.30)

35.34       CWCapital Asset Management LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.35       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 35.14)

35.36       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.37       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 35.14)

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

35.41       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.1)

35.42       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.1)

35.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 35.1)

35.44       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 35.1)

35.45       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 35.14)

35.46       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.47       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 35.14)

35.48       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 35.30)

35.49       Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 35.14)

35.50       AEGON USA Realty Advisors, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan prior to May 27, 2021 (Omitted. See Explanatory Notes.)

35.51       Situs Holdings, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan on and after May 27, 2021 (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated and effective as of November 1, 2017, between UBS Commercial Mortgage Securitization Corp. and UBS AG by and through its New York branch office at 1285 Avenue of the Americas, New York, New York (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated and effective as of November 1, 2017, between UBS Commercial Mortgage Securitization Corp. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein)

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

Date: March 10, 2022

/s/ Andrew Lisa

Andrew Lisa, Associate Director

Date: March 10, 2022