Form 10-K
period 2023-12-31
UBS Commercial Mortgage Trust 2017-C5
filed 2024-03-15
CIK 1719195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

The Griffin Portfolio Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Totowa Commerce Center Mortgage Loan, which constituted approximately 3.4% of the asset pool of the issuing entity as of its cut-off date.  The Totowa Commerce Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Totowa Commerce Center Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Totowa Commerce Center loan combination in the CSAIL 2017-CX10 Commercial Mortgage Trust transaction, Commission File Number 333-207361-07 (the “CSAIL 2017-CX10 Transaction”).  After the closing of the CSAIL 2017-CX10 Transaction on November 30, 2017, this loan combination, including the Totowa Commerce Center Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2017-CX10 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K. The Yorkshire & Lexington Towers Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Cabela’s Industrial Portfolio Mortgage Loan and the Bass Pro & Cabela’s Portfolio Mortgage Loan, which constituted approximately 2.9% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Cabela’s Industrial Portfolio Mortgage Loan and Bass Pro & Cabela’s Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Cabela’s Industrial Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Bass Pro & Cabela’s Portfolio Mortgage Loan, nine other pari passu loans, which are not assets of the issuing entity. The Cabela’s Industrial Portfolio loan combination, including the Cabela’s Industrial Portfolio Mortgage Loan, was serviced under pooling and servicing agreement for the BANK 2017-BNK8 transaction prior to the closing of the securitization of a pari passu portion of the Cabela’s Industrial Portfolio loan combination in the  GS Mortgage Securities Trust 2017-GS8 transaction, Commission File Number 333-207677-07 (the “GSMS 2017-GS8 Transaction”). The Bass Pro & Cabela’s Portfolio loan combination, including the Bass Pro & Cabela’s Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Bass Pro & Cabela’s Industrial Portfolio loan combination in the GSMS 2017-GS8 Transaction.  After the closing of the GSMS 2017-GS8 Transaction on November 30, 2017, these loan combinations, including the Cabela’s Industrial Portfolio Mortgage Loan and the Bass Pro & Cabela’s Portfolio Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the GSMS 2017-GS8 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Murrieta Plaza Mortgage Loan, which constituted approximately 1.3% of the asset pool of the issuing entity as of its cut-off date.  The Murrieta Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Murrieta Plaza Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Murrieta Plaza Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Murrieta Plaza loan combination in the UBS Commercial Mortgage Trust 2017-C6 transaction, Commission File Number 333-207340-07 (the “UBS 2017-C6 Transaction”).  After the closing of the UBS 2017-C6 Transaction on December 13, 2017, this loan combination, including the Murrieta Plaza Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2017-C6 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the National Office Portfolio Mortgage Loan, which constituted approximately 4.7% of the asset pool of the issuing entity as of its cut-off date.  The National Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the National Office Portfolio Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. This loan combination, including the National Office Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the National Office Portfolio loan combination in the UBS Commercial Mortgage Trust 2017-C7 transaction, Commission File Number 333-207340-08 (the “UBS 2017-C7 Transaction”).  After the closing of the UBS 2017-C7 Transaction on December 27, 2017, this loan combination, including the National Office Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2017-C7 Transaction, which is incorporated by reference as Exhibit 4.11 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Centre 425 Bellevue Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date.  The Centre 425 Bellevue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Centre 425 Bellevue Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. This loan combination, including the Centre 425 Bellevue Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Centre 425 Bellevue loan combination in the Natixis Commercial Mortgage Securities Trust 2018-ALXA transaction (the “NCMS 2018-ALXA Transaction”).  After the closing of the NCMS 2018-ALXA Transaction on February 23, 2018, this loan combination, including the Centre 425 Bellevue Mortgage Loan was, and will continue to be, serviced and administered pursuant to the trust and servicing agreement with respect to the NCMS 2018-ALXA Transaction, which is incorporated by reference as Exhibit 4.12 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the Marriott Grand Cayman Mortgage Loan, the AHIP Northeast Portfolio III Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan and the At Home Portfolio Mortgage Loan and the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to May 5, 2023 and the Cabela’s Industrial Portfolio Mortgage Loan and the Bass Pro & Cabela’s Portfolio Mortgage Loan prior to May 10, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

K-Star Asset Management LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after May 5, 2023 and the Cabela’s Industrial Portfolio Mortgage Loan and the Bass Pro & Cabela’s Portfolio Mortgage Loan on and after May 10, 2023. As a result, K-Star Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by K-Star Asset Management LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Burbank Office Portfolio Mortgage Loan, the Centre 425 Bellevue Mortgage Loan, the National Office Portfolio Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan, the IGT Reno Mortgage Loan and the Murrieta Plaza Mortgage Loan and the primary servicer and special servicer of the 237 Park Avenue Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Centre 425 Bellevue Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the Totowa Commerce Center Mortgage Loan, the 237 Park Avenue Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the AHIP Northeast Portfolio III Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, the At Home Portfolio Mortgage Loan, The District Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan and the Murrieta Plaza Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Burbank Office Portfolio Mortgage Loan, the Totowa Commerce Center Mortgage Loan, the 237 Park Avenue Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the AHIP Northeast Portfolio III Mortgage Loan, the IGT Reno Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan and the At Home Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

KeyBank National Association is the primary servicer of the Totowa Commerce Center Mortgage Loan and the special servicer of the National Office Portfolio Mortgage Loan. These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for KeyBank National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because KeyBank National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of KeyBank National Association because KeyBank National Association is an unaffiliated servicer servicing less than 10% of pool assets.

Wells Fargo Bank, National Association acts as trustee of the DoubleTree Wilmington Mortgage Loan, the 50 Varick Street Mortgage Loan, the Manchester Financial Building Mortgage Loan, the Atrisco Plaza Shopping Center Mortgage Loan, the AHIP Northeast Portfolio III Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the At Home Portfolio Mortgage Loan and the Totowa Commerce Center Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the UBS 2017-C2 Transaction, the pooling and servicing agreement for the CCUBS 2017-C1 Transaction and the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the DoubleTree Wilmington Mortgage Loan, the 50 Varick Street Mortgage Loan, the Manchester Financial Building Mortgage Loan, the Atrisco Plaza Shopping Center Mortgage Loan, the AHIP Northeast Portfolio III Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the At Home Portfolio Mortgage Loan and the Totowa Commerce Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Burbank Office Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the 237 Park Avenue Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, the IGT Reno Mortgage Loan, The District Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Centre 425 Bellevue Mortgage Loan.  Pursuant to the trust and servicing agreement for the DBUBS 2017-BRBK Transaction, the pooling and servicing agreement for the UBS 2017-C7 Transaction, the trust and servicing agreement for the MSSG Trust 2017-237P Transaction, the pooling and servicing agreement for the GSMS 2017-GS8 Transaction, the pooling and servicing agreement for the UBS 2017-C4 Transaction, the pooling and servicing agreement for the CD 2017-CD5 Transaction, the pooling and servicing agreement for the UBS 2017-C6 Transaction and the trust and servicing agreement for the NCMS 2018-ALXA Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Burbank Office Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the 237 Park Avenue Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, the IGT Reno Mortgage Loan, The District Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Centre 425 Bellevue Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the IGT Reno Mortgage Loan, the 237 Park Avenue Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Murrieta Plaza Mortgage Loan, the National Office Portfolio Mortgage Loan and the Centre 425 Bellevue Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the AHIP Northeast Portfolio III Mortgage Loan, the 237 Park Avenue Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the At Home Portfolio Mortgage Loan, the Totowa Commerce Center Mortgage Loan, the Murrieta Plaza Mortgage Loan, the National Office Portfolio Mortgage Loan, the Centre 425 Bellevue Mortgage Loan and the IGT Reno Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the IGT Reno Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan, the Murrieta Plaza Mortgage Loan, the Totowa Commerce Center Mortgage Loan and the National Office Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Citibank, N.A. as custodian of the IGT Reno Mortgage Loan and LNR Partners, LLC as special servicer of the Totowa Commerce Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the Totowa Commerce Center Mortgage Loan and special servicer of the National Office Portfolio Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the IGT Reno Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan and the Murrieta Plaza Mortgage Loan and LNR Partners, LLC as special servicer of the Totowa Commerce Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Totowa Commerce Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2017-CX10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Cabela’s Industrial Portfolio Mortgage Loan and the Bass Pro & Cabela’s Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2017-GS8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2017-GS8 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2017-GS8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Murrieta Plaza Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2017-C6 Transaction incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2017-C6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the National Office Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2017-C7 Transaction incorporated by reference as Exhibit 4.11 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2017-C7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Centre 425 Bellevue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2018-ALXA Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit K to the trust and servicing agreement for the NCMS 2018-ALXA Transaction incorporated by reference as Exhibit 4.12 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the NCMS 2018-ALXA Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.10         Pooling and Servicing Agreement, dated as of December 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

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

4.12         Trust and Servicing Agreement, dated as of February 23, 2018, by and among Natixis Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 28, 2018 under Commission File No. 333-207340-05 and incorporated by reference herein).

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

4.18         Amended and Restated Co-Lender Agreement, dated as of October 31, 2017, by and between Wilmington Trust, National Association, as trustee for the benefit of the holders of the CD 2017-CD5 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2017-CD5, as Note A-1-A Holder and Deutsche Bank Trust Company Americas, as trustee, for the benefit of the holders of the Citigroup Commercial Mortgage Trust 2017-B1 Commercial Mortgage Pass-Through Certificates, Series 2017-B1, as Note A-1-B Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2-A Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2-B Holder (filed as Exhibit 4.23 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

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

4.24         Co-Lender Agreement, dated as of November 16, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K/A filed on November 29, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.25         Co-Lender Agreement, dated as of July 27, 2017, by and among CCRE Loan Seller IV, LLC, as Initial Note A-1 Holder and Initial Note A-2 Holder and Goldman Sachs Mortgage Company, as Initial Note A-3 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.26         Agreement Between Note Holders, dated as of November 16, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder (filed as Exhibit 4.26 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.27         Co-Lender Agreement, dated as of November 16, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.25 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.28         Co-Lender Agreement, dated as of November 15, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and  UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A) Holder and Initial Note A-3(B) Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.29         Co-Lender Agreement, dated as of November 16, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1(A-CP) Holder, Initial Note A-1(A-NCP) Holder and Initial Note A-1(B-CP) Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and  UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A-CP) Holder, Initial Note A-3(B-CP) Holder, Initial Note A-3(C-CP) Holder, Initial Note A-3(D-NCP) Holder, Initial Note A-3(E-NCP) Holder and Initial Note A-3(F-NCP) Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.30         Agreement Between Note Holders, dated as of November 16, 2017, by and between Regions Bank, as Initial Note A-1 Holder, and  UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder and Regions Bank, as Initial Note A-3 Holder (filed as Exhibit 4.29 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.31         Co-Lender Agreement, dated as of November 9, 2017, between Tuebor TRS II LLC, as Note A-1-A Holder, and Tuebor TRS II LLC, as Note A-1-B Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2-A Holder, and Tuebor TRS II LLC, as Note A-3 Holder, and Tuebor TRS II LLC, as Note A-4-B Holder, and Tuebor TRS II LLC, as Note A-5-A Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K/A filed on November 29, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein)

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 5, 2023 (see Exhibit 33.1)

33.3         K-Star Asset Management LLC, as Special Servicer on and after May 5, 2023

33.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.1)

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan prior to May 5, 2023 (see Exhibit 33.1)

33.11       K-Star Asset Management LLC, as Special Servicer of the DoubleTree Wilmington Mortgage Loan on and after May 5, 2023 (see Exhibit 33.3)

33.12       Wells Fargo Bank, National Association, as Trustee of the DoubleTree Wilmington Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.5)

33.14       Park Bridge Lender Services LLC, as Operating Advisor of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.6)

33.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 50 Varick Street Mortgage Loan (see Exhibit 33.1)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 50 Varick Street Mortgage Loan prior to May 5, 2023 (see Exhibit 33.1)

33.18       K-Star Asset Management LLC, as Special Servicer of the 50 Varick Street Mortgage Loan on and after May 5, 2023 (see Exhibit 33.3)

33.19       Wells Fargo Bank, National Association, as Trustee of the 50 Varick Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Wells Fargo Bank, National Association, as Custodian of the 50 Varick Street Mortgage Loan (see Exhibit 33.5)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the 50 Varick Street Mortgage Loan (see Exhibit 33.6)

33.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 33.1)

33.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan prior to May 5, 2023 (see Exhibit 33.1)

33.25       K-Star Asset Management LLC, as Special Servicer of the Manchester Financial Building Mortgage Loan on and after May 5, 2023 (see Exhibit 33.3)

33.26       Wells Fargo Bank, National Association, as Trustee of the Manchester Financial Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Wells Fargo Bank, National Association, as Custodian of the Manchester Financial Building Mortgage Loan (see Exhibit 33.5)

33.28       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Financial Building Mortgage Loan (see Exhibit 33.6)

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.1)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan prior to May 5, 2023 (see Exhibit 33.1)

33.32       K-Star Asset Management LLC, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan on and after May 5, 2023 (see Exhibit 33.3)

33.33       Wells Fargo Bank, National Association, as Trustee of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.5)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.6)

33.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan

33.38       Rialto Capital Advisors, LLC, as Special Servicer of the IGT Reno Mortgage Loan

33.39       Wilmington Trust, National Association, as Trustee of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Citibank, N.A., as Custodian of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Park Bridge Lender Services LLC, as Operating Advisor of the IGT Reno Mortgage Loan (see Exhibit 33.6)

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the IGT Reno Mortgage Loan

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.1)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.1)

33.45       Wells Fargo Bank, National Association, as Trustee of the AHIP Northeast Portfolio III Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Custodian of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.5)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.6)

33.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 33.37)

33.50       Wells Fargo Bank, National Association, as Special Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 33.37)

33.51       Wilmington Trust, National Association, as Trustee of the 237 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the 237 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of the 237 Park Avenue Mortgage Loan (see Exhibit 33.6)

33.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (see Exhibit 33.42)

33.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.56       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.37)

33.57       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.38)

33.58       Wilmington Trust, National Association, as Trustee of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.5)

33.60       Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Berkeley Marina Mortgage Loan

33.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.42)

33.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan (see Exhibit 33.37)

33.64       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (see Exhibit 33.38)

33.65       Wilmington Trust, National Association, as Trustee of The District Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of The District Mortgage Loan (see Exhibit 33.5)

33.67       Pentalpha Surveillance LLC, as Operating Advisor of The District Mortgage Loan (see Exhibit 33.60)

33.68       CoreLogic Solutions, LLC, as Servicing Function Participant of The District Mortgage Loan (see Exhibit 33.42)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.70       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.37)

33.71       Situs Holdings, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan

33.72       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.74       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.42)

33.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.77       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan

33.78       LNR Partners, LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wells Fargo Bank, National Association, as Trustee of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.5)

33.81       Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.6)

33.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.83       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 33.37)

33.84       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.85       K-Star Asset Management LLC, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.86       Wilmington Trust, National Association, as Trustee of the Cabela’s Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.87       Wells Fargo Bank, National Association, as Custodian of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 33.5)

33.88       Pentalpha Surveillance LLC, as Operating Advisor of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 33.60)

33.89       CoreLogic Solutions, LLC, as Servicing Function Participant of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 33.42)

33.90       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.91       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.37)

33.92       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.93       K-Star Asset Management LLC, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 33.3)

33.94       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela’s Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.95       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.5)

33.96       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.60)

33.97       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.42)

33.98       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.99       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.1)

33.100     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.1)

33.101     Wells Fargo Bank, National Association, as Trustee of the Marriott Grand Cayman Mortgage Loan (Omitted. See Explanatory Notes.)

33.102     Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.5)

33.103     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.6)

33.104     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.105     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.1)

33.106     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.1)

33.107     Wells Fargo Bank, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.108     Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 33.5)

33.109     Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 33.6)

33.110     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.111     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.1)

33.112     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.1)

33.113     Wells Fargo Bank, National Association, as Trustee of the Hyatt Regency Princeton Mortgage Loan (Omitted. See Explanatory Notes.)

33.114     Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.5)

33.115     Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.6)

33.116     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.117     Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 33.37)

33.118     Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 33.38)

33.119     Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.120     Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (see Exhibit 33.5)

33.121     Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (see Exhibit 33.60)

33.122     CoreLogic Solutions, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 33.42)

33.123     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.124     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.37)

33.125     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.77)

33.126     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.127     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.128     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 33.60)

33.129     CoreLogic Solutions, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.42)

33.130     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.131     Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.37)

33.132     Situs Holdings, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.71)

33.133     Wilmington Trust, National Association, as Trustee of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

33.134     Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.5)

33.135     CoreLogic Solutions, LLC, as Servicing Function Participant of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.42)

33.136     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 5, 2023 (see Exhibit 34.1)

34.3         K-Star Asset Management LLC, as Special Servicer on and after May 5, 2023

34.4         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.1)

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan prior to May 5, 2023 (see Exhibit 34.1)

34.11       K-Star Asset Management LLC, as Special Servicer of the DoubleTree Wilmington Mortgage Loan on and after May 5, 2023 (see Exhibit 34.3)

34.12       Wells Fargo Bank, National Association, as Trustee of the DoubleTree Wilmington Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.5)

34.14       Park Bridge Lender Services LLC, as Operating Advisor of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.6)

34.15       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 50 Varick Street Mortgage Loan (see Exhibit 34.1)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 50 Varick Street Mortgage Loan prior to May 5, 2023 (see Exhibit 34.1)

34.18       K-Star Asset Management LLC, as Special Servicer of the 50 Varick Street Mortgage Loan on and after May 5, 2023 (see Exhibit 34.3)

34.19       Wells Fargo Bank, National Association, as Trustee of the 50 Varick Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Wells Fargo Bank, National Association, as Custodian of the 50 Varick Street Mortgage Loan (see Exhibit 34.5)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the 50 Varick Street Mortgage Loan (see Exhibit 34.6)

34.22       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 34.1)

34.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan prior to May 5, 2023 (see Exhibit 34.1)

34.25       K-Star Asset Management LLC, as Special Servicer of the Manchester Financial Building Mortgage Loan on and after May 5, 2023 (see Exhibit 34.3)

34.26       Wells Fargo Bank, National Association, as Trustee of the Manchester Financial Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Wells Fargo Bank, National Association, as Custodian of the Manchester Financial Building Mortgage Loan (see Exhibit 34.5)

34.28       Park Bridge Lender Services LLC, as Operating Advisor of the Manchester Financial Building Mortgage Loan (see Exhibit 34.6)

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.1)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan prior to May 5, 2023 (see Exhibit 34.1)

34.32       K-Star Asset Management LLC, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan on and after May 5, 2023 (see Exhibit 34.3)

34.33       Wells Fargo Bank, National Association, as Trustee of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.5)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.6)

34.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan

34.38       Rialto Capital Advisors, LLC, as Special Servicer of the IGT Reno Mortgage Loan

34.39       Wilmington Trust, National Association, as Trustee of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Citibank, N.A., as Custodian of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Park Bridge Lender Services LLC, as Operating Advisor of the IGT Reno Mortgage Loan (see Exhibit 34.6)

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the IGT Reno Mortgage Loan

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.1)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.1)

34.45       Wells Fargo Bank, National Association, as Trustee of the AHIP Northeast Portfolio III Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Custodian of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.5)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.6)

34.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 34.37)

34.50       Wells Fargo Bank, National Association, as Special Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 34.37)

34.51       Wilmington Trust, National Association, as Trustee of the 237 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the 237 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of the 237 Park Avenue Mortgage Loan (see Exhibit 34.6)

34.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (see Exhibit 34.42)

34.55       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.56       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.37)

34.57       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.38)

34.58       Wilmington Trust, National Association, as Trustee of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.5)

34.60       Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Berkeley Marina Mortgage Loan

34.61       CoreLogic Solutions, LLC, as Servicing Function Participant of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.42)

34.62       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan (see Exhibit 34.37)

34.64       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (see Exhibit 34.38)

34.65       Wilmington Trust, National Association, as Trustee of The District Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of The District Mortgage Loan (see Exhibit 34.5)

34.67       Pentalpha Surveillance LLC, as Operating Advisor of The District Mortgage Loan (see Exhibit 34.60)

34.68       CoreLogic Solutions, LLC, as Servicing Function Participant of The District Mortgage Loan (see Exhibit 34.42)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.70       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.37)

34.71       Situs Holdings, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan

34.72       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.74       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.75       CoreLogic Solutions, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.42)

34.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.77       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan

34.78       LNR Partners, LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wells Fargo Bank, National Association, as Trustee of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.5)

34.81       Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.6)

34.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.83       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 34.37)

34.84       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.85       K-Star Asset Management LLC, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.86       Wilmington Trust, National Association, as Trustee of the Cabela’s Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.87       Wells Fargo Bank, National Association, as Custodian of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 34.5)

34.88       Pentalpha Surveillance LLC, as Operating Advisor of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 34.60)

34.89       CoreLogic Solutions, LLC, as Servicing Function Participant of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 34.42)

34.90       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.91       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.37)

34.92       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.93       K-Star Asset Management LLC, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 34.3)

34.94       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela’s Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.95       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.5)

34.96       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.60)

34.97       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.42)

34.98       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.99       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.1)

34.100     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.1)

34.101     Wells Fargo Bank, National Association, as Trustee of the Marriott Grand Cayman Mortgage Loan (Omitted. See Explanatory Notes.)

34.102     Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.5)

34.103     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.6)

34.104     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.105     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.1)

34.106     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.1)

34.107     Wells Fargo Bank, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.108     Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 34.5)

34.109     Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 34.6)

34.110     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.111     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.1)

34.112     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.1)

34.113     Wells Fargo Bank, National Association, as Trustee of the Hyatt Regency Princeton Mortgage Loan (Omitted. See Explanatory Notes.)

34.114     Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.5)

34.115     Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.6)

34.116     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.117     Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 34.37)

34.118     Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 34.38)

34.119     Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.120     Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (see Exhibit 34.5)

34.121     Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (see Exhibit 34.60)

34.122     CoreLogic Solutions, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 34.42)

34.123     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.124     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.37)

34.125     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.77)

34.126     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.127     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.128     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 34.60)

34.129     CoreLogic Solutions, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.42)

34.130     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.131     Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.37)

34.132     Situs Holdings, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.71)

34.133     Wilmington Trust, National Association, as Trustee of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

34.134     Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.5)

34.135     CoreLogic Solutions, LLC, as Servicing Function Participant of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.42)

34.136     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 5, 2023 (see Exhibit 35.1)

35.3         K-Star Asset Management LLC, as Special Servicer on and after May 5, 2023

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 35.1)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan prior to May 5, 2023 (see Exhibit 35.1)

35.8         K-Star Asset Management LLC, as Special Servicer of the DoubleTree Wilmington Mortgage Loan on and after May 5, 2023 (see Exhibit 35.3)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 50 Varick Street Mortgage Loan (see Exhibit 35.1)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 50 Varick Street Mortgage Loan prior to May 5, 2023 (see Exhibit 35.1)

35.11       K-Star Asset Management LLC, as Special Servicer of the 50 Varick Street Mortgage Loan on and after May 5, 2023 (see Exhibit 35.3)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Manchester Financial Building Mortgage Loan (see Exhibit 35.1)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Manchester Financial Building Mortgage Loan prior to May 5, 2023 (see Exhibit 35.1)

35.14       K-Star Asset Management LLC, as Special Servicer of the Manchester Financial Building Mortgage Loan on and after May 5, 2023 (see Exhibit 35.3)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 35.1)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan prior to May 5, 2023 (see Exhibit 35.1)

35.17       K-Star Asset Management LLC, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan on and after May 5, 2023 (see Exhibit 35.3)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the IGT Reno Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 35.1)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 35.1)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 35.18)

35.23       Wells Fargo Bank, National Association, as Special Servicer of the 237 Park Avenue Mortgage Loan (see Exhibit 35.18)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 35.18)

35.25       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan (see Exhibit 35.18)

35.27       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 35.18)

35.29       Situs Holdings, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan

35.30       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       LNR Partners, LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 35.18)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.34       K-Star Asset Management LLC, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

35.35       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 35.18)

35.36       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.37       K-Star Asset Management LLC, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan on and after May 10, 2023 (see Exhibit 35.3)

35.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 35.1)

35.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 35.1)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.1)

35.41       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.1)

35.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 35.1)

35.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 35.1)

35.44       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 35.18)

35.45       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.46       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 35.18)

35.47       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.48       Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 35.18)

35.49       Situs Holdings, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (see Exhibit 35.29)

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

Date: March 15, 2024

/s/ Andrew Lisa

Andrew Lisa, Director

Date: March 15, 2024