Form 10-K
period 2025-12-31
UBS Commercial Mortgage Trust 2017-C5
filed 2026-03-16
CIK 1719195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

The Burbank Office Portfolio Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the DBUBS 2017-BRBK Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Totowa Commerce Center Mortgage Loan, which constituted approximately 3.4% of the asset pool of the issuing entity as of its cut-off date.  The Totowa Commerce Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Totowa Commerce Center Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Totowa Commerce Center loan combination in the CSAIL 2017-CX10 Commercial Mortgage Trust transaction, Commission File Number 333-207361-07 (the “CSAIL 2017-CX10 Transaction”).  After the closing of the CSAIL 2017-CX10 Transaction on November 30, 2017, this loan combination, including the Totowa Commerce Center Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2017-CX10 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Cabela’s Industrial Portfolio Mortgage Loan and the Bass Pro & Cabela’s Portfolio Mortgage Loan, which constituted approximately 2.9% and 2.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Cabela’s Industrial Portfolio Mortgage Loan and Bass Pro & Cabela’s Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Cabela’s Industrial Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Bass Pro & Cabela’s Portfolio Mortgage Loan, nine other pari passu loans, which are not assets of the issuing entity. The Cabela’s Industrial Portfolio loan combination, including the Cabela’s Industrial Portfolio Mortgage Loan, was serviced under pooling and servicing agreement for the BANK 2017-BNK8 transaction prior to the closing of the securitization of a pari passu portion of the Cabela’s Industrial Portfolio loan combination in the  GS Mortgage Securities Trust 2017-GS8 transaction, Commission File Number 333-207677-07 (the “GSMS 2017-GS8 Transaction”). The Bass Pro & Cabela’s Portfolio loan combination, including the Bass Pro & Cabela’s Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Bass Pro & Cabela’s Industrial Portfolio loan combination in the GSMS 2017-GS8 Transaction.  After the closing of the GSMS 2017-GS8 Transaction on November 30, 2017, these loan combinations, including the Cabela’s Industrial Portfolio Mortgage Loan and the Bass Pro & Cabela’s Portfolio Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the GSMS 2017-GS8 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Marriott Grand Cayman Mortgage Loan, the At Home Portfolio Mortgage Loan and the Hyatt Regency Princeton Mortgage Loan, which constituted approximately 2.8%, 2.0% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Marriott Grand Cayman Mortgage Loan, At Home Portfolio Mortgage Loan and Hyatt Regency Princeton Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Marriott Grand Cayman Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the At Home Portfolio Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity or (c) with respect to the Hyatt Regency Princeton Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity.  The Marriott Grand Cayman loan combination, including the Marriott Grand Cayman Mortgage Loan, was serviced under the pooling and servicing agreement for the GS Mortgage Securities Trust 2017-GS7 transaction prior to the closing of the securitization of a pari passu portion of the Marriott Grand Cayman loan combination in the CCUBS Commercial Mortgage Trust 2017-C1 transaction, Commission File Number 333-207340-06 (the “CCUBS 2017-C1 Transaction”). The At Home Portfolio loan combination and the Hyatt Regency Princeton loan combination, including the At Home Portfolio Mortgage Loan and the Hyatt Regency Princeton Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the At Home Portfolio loan combination and the Hyatt Regency Princeton loan combination in the CCUBS 2017-C1 Transaction. After the closing of the CCUBS 2017-C1 Transaction on November 30, 2017, these loan combinations, including the Marriott Grand Cayman Mortgage Loan, the At Home Portfolio Mortgage Loan and the Hyatt Regency Princeton Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CCUBS 2017-C1 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Murrieta Plaza Mortgage Loan, which constituted approximately 1.3% of the asset pool of the issuing entity as of its cut-off date.  The Murrieta Plaza Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Murrieta Plaza Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Murrieta Plaza Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Murrieta Plaza loan combination in the UBS Commercial Mortgage Trust 2017-C6 transaction, Commission File Number 333-207340-07 (the “UBS 2017-C6 Transaction”).  After the closing of the UBS 2017-C6 Transaction on December 13, 2017, this loan combination, including the Murrieta Plaza Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2017-C6 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the National Office Portfolio Mortgage Loan, which constituted approximately 4.7% of the asset pool of the issuing entity as of its cut-off date.  The National Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the National Office Portfolio Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. This loan combination, including the National Office Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the National Office Portfolio loan combination in the UBS Commercial Mortgage Trust 2017-C7 transaction, Commission File Number 333-207340-08 (the “UBS 2017-C7 Transaction”).  After the closing of the UBS 2017-C7 Transaction on December 27, 2017, this loan combination, including the National Office Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2017-C7 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Centre 425 Bellevue Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date.  The Centre 425 Bellevue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Centre 425 Bellevue Mortgage Loan and two other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. This loan combination, including the Centre 425 Bellevue Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Centre 425 Bellevue loan combination in the Natixis Commercial Mortgage Securities Trust 2018-ALXA transaction (the “NCMS 2018-ALXA Transaction”).  After the closing of the NCMS 2018-ALXA Transaction on February 23, 2018, this loan combination, including the Centre 425 Bellevue Mortgage Loan was, and will continue to be, serviced and administered pursuant to the trust and servicing agreement with respect to the NCMS 2018-ALXA Transaction, which is incorporated by reference as Exhibit 4.11 to this Annual Report on Form 10-K.

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

LNR Partners, LLC is the special servicer of the 237 Park Avenue Mortgage Loan and the Totowa Commerce Center Mortgage Loan, which constituted approximately 3.4% and 3.4%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 237 Park Avenue Mortgage Loan from January 1, 2025 to March 12, 2025. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required. In addition, LNR Partners, LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Centre 425 Bellevue Mortgage Loan, the National Office Portfolio Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan, the IGT Reno Mortgage Loan, the Murrieta Plaza Mortgage Loan and the 237 Park Avenue Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer of the Centre 425 Bellevue Mortgage Loan, the National Office Portfolio Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan, the IGT Reno Mortgage Loan, the Murrieta Plaza Mortgage Loan and the 237 Park Avenue Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Centre 425 Bellevue Mortgage Loan, the National Office Portfolio Mortgage Loan, the Totowa Commerce Center Mortgage Loan, the 237 Park Avenue Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the AHIP Northeast Portfolio III Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, the At Home Portfolio Mortgage Loan, The District Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan and the Murrieta Plaza Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Totowa Commerce Center Mortgage Loan, the 237 Park Avenue Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the AHIP Northeast Portfolio III Mortgage Loan, the IGT Reno Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan and the At Home Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of the National Office Portfolio Mortgage Loan, the 237 Park Avenue Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, the IGT Reno Mortgage Loan, The District Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Centre 425 Bellevue Mortgage Loan.  Pursuant to the pooling and servicing agreement for the UBS 2017-C7 Transaction, the trust and servicing agreement for the MSSG Trust 2017-237P Transaction, the pooling and servicing agreement for the GSMS 2017-GS8 Transaction, the pooling and servicing agreement for the UBS 2017-C4 Transaction, the pooling and servicing agreement for the CD 2017-CD5 Transaction, the pooling and servicing agreement for the UBS 2017-C6 Transaction and the trust and servicing agreement for the NCMS 2018-ALXA Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the National Office Portfolio Mortgage Loan, the 237 Park Avenue Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, the IGT Reno Mortgage Loan, The District Mortgage Loan, the Murrieta Plaza Mortgage Loan and the Centre 425 Bellevue Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the IGT Reno Mortgage Loan, the 237 Park Avenue Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Murrieta Plaza Mortgage Loan, the National Office Portfolio Mortgage Loan and the Centre 425 Bellevue Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the AHIP Northeast Portfolio III Mortgage Loan, the 237 Park Avenue Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan, the Bass Pro & Cabela’s Portfolio Mortgage Loan, the Cabela’s Industrial Portfolio Mortgage Loan, the Hyatt Regency Princeton Mortgage Loan, the Marriott Grand Cayman Mortgage Loan, the At Home Portfolio Mortgage Loan, the Totowa Commerce Center Mortgage Loan, the Murrieta Plaza Mortgage Loan, the National Office Portfolio Mortgage Loan, the Centre 425 Bellevue Mortgage Loan and the IGT Reno Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Centre 425 Bellevue Mortgage Loan, the 237 Park Avenue Mortgage Loan, the IGT Reno Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan, the Murrieta Plaza Mortgage Loan, the Totowa Commerce Center Mortgage Loan and the National Office Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Green Loan Services LLC, as special servicer of the 237 Park Avenue Mortgage Loan on and after March 13, 2025, Citibank, N.A. as custodian of the IGT Reno Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Totowa Commerce Center Mortgage Loan and the 237 Park Avenue Mortgage Loan prior to March 13, 2025 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Centre 425 Bellevue Mortgage Loan, Green Loan Services LLC, as special servicer of the 237 Park Avenue Mortgage Loan on and after March 13, 2025, KeyBank National Association as primary servicer of the Totowa Commerce Center Mortgage Loan and special servicer of the National Office Portfolio Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the IGT Reno Mortgage Loan, the DoubleTree Berkeley Marina Mortgage Loan, The District Mortgage Loan and the Murrieta Plaza Mortgage Loan and LNR Partners, LLC as special servicer of the Totowa Commerce Center Mortgage Loan and the 237 Park Avenue Mortgage Loan prior to March 13, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Totowa Commerce Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2017-CX10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Cabela’s Industrial Portfolio Mortgage Loan and the Bass Pro & Cabela’s Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2017-GS8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2017-GS8 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2017-GS8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Marriott Grand Cayman Mortgage Loan, the At Home Portfolio Mortgage Loan and the Hyatt Regency Princeton Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CCUBS 2017-C1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the CCUBS 2017-C1 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CCUBS 2017-C1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Murrieta Plaza Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2017-C6 Transaction incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2017-C6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the National Office Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2017-C7 Transaction incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2017-C7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Centre 425 Bellevue Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the NCMS 2018-ALXA Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit K to the trust and servicing agreement for the NCMS 2018-ALXA Transaction incorporated by reference as Exhibit 4.11 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the NCMS 2018-ALXA Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statements for the twelve months ended December 31, 2025, furnished pursuant to Item 1123 of Regulation AB by Wells Fargo Bank, National Association, as certificate administrator, and Computershare Trust Company, N.A., as servicing function participant, discloses that the following material instance of noncompliance occurred:

Computershare Trust Company, N.A., as agent for Wells Fargo Bank, National Association, in its capacity as Certificate Administrator, made a distribution on November 18, 2025 (the "November Distribution") to the certificateholders of UBS Commercial Mortgage Trust 2017-C5, Commercial Mortgage Pass-Through Certificates, Series 2017-C5. The Certificate Administrator subsequently discovered that due to an internal payment processing error resulting from an off- cycle adjustment, the distribution in respect of principal due to the Class A-4 Certificates was not made on the November Distribution. The interest payment due to the Class A-4 Certificates for the November Distribution was not affected and was made accurately and timely. The impact of the error was limited to the November Distribution.

On December 4, 2025, Computershare made payment in respect of principal to be paid to the Class A-4 Certificates for the November Distribution. In an effort to prevent similar payment errors, Computershare has reinforced its internal control procedures and incorporated enhanced control procedures related to off-cycle adjustments.

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

4.6           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 5, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

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

4.9         Pooling and Servicing Agreement, dated as of December 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 19, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

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

4.11         Trust and Servicing Agreement, dated as of February 23, 2018, by and among Natixis Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 28, 2018 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of November 16, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note A-3 Holder and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K/A filed on November 29, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of November 16, 2017, between Tuebor TRS II LLC, as Note A-1 Holder and Tuebor TRS II LLC, as Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K/A filed on November 29, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of October 18, 2017, between Ladder Capital Finance LLC, as Note A-1 Holder, Ladder Capital Finance LLC, as Note A-2 Holder and Ladder Capital Finance LLC, as Note A-3 Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of October 10, 2017, between Rialto Mortgage Finance, LLC, as Note A-1 Holder and Rialto Mortgage Finance, LLC, as Note A-2 Holder (filed as Exhibit 4.28 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of November 16, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.24 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.17         Amended and Restated Co-Lender Agreement, dated as of October 31, 2017, by and between Wilmington Trust, National Association, as trustee for the benefit of the holders of the CD 2017-CD5 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2017-CD5, as Note A-1-A Holder and Deutsche Bank Trust Company Americas, as trustee, for the benefit of the holders of the Citigroup Commercial Mortgage Trust 2017-B1 Commercial Mortgage Pass-Through Certificates, Series 2017-B1, as Note A-1-B Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2-A Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2-B Holder (filed as Exhibit 4.23 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of August 17, 2017 between Deutsche Bank AG, New York Branch, as Note A-1 Holder and Deutsche Bank AG, New York Branch, as Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.19         Agreement Between Note Holders, dated as of August 23, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Initial Note B-1 Holder, and Société Générale, as Initial Note A-2 Holder and Initial Note B-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.20         Agreement Between Note Holders, dated as of October 18, 2017 by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-1-3 Holder and Argentic Real Estate Finance LLC, as Initial Note A-2 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.21         Agreement Between Note Holders, dated as of August 31, 2017, by and between  UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5 Holder, (filed as Exhibit 4.27 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of November 16, 2017, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Natixis Real Estate Capital LLC, as Note A-2 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K/A filed on November 29, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.23         Co-Lender Agreement, dated as of July 27, 2017, by and among CCRE Loan Seller IV, LLC, as Initial Note A-1 Holder and Initial Note A-2 Holder and Goldman Sachs Mortgage Company, as Initial Note A-3 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.24         Agreement Between Note Holders, dated as of November 16, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder (filed as Exhibit 4.26 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.25         Co-Lender Agreement, dated as of November 16, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.25 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.26         Co-Lender Agreement, dated as of November 15, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and  UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A) Holder and Initial Note A-3(B) Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

4.27         Co-Lender Agreement, dated as of November 16, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1(A-CP) Holder, Initial Note A-1(A-NCP) Holder and Initial Note A-1(B-CP) Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and  UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A-CP) Holder, Initial Note A-3(B-CP) Holder, Initial Note A-3(C-CP) Holder, Initial Note A-3(D-NCP) Holder, Initial Note A-3(E-NCP) Holder and Initial Note A-3(F-NCP) Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on November 16, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein).

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

4.29         Co-Lender Agreement, dated as of November 9, 2017, between Tuebor TRS II LLC, as Note A-1-A Holder, and Tuebor TRS II LLC, as Note A-1-B Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2-A Holder, and Tuebor TRS II LLC, as Note A-3 Holder, and Tuebor TRS II LLC, as Note A-4-B Holder, and Tuebor TRS II LLC, as Note A-5-A Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K/A filed on November 29, 2017 under Commission File No. 333-207340-05 and incorporated by reference herein)

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

33.28       Wells Fargo Bank, National Association, as Trustee of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.4)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 33.5)

33.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.32       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan prior to March 1, 2025

33.33       Trimont LLC, as Primary Servicer of the IGT Reno Mortgage Loan on and after March 1, 2025

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

33.41       Wells Fargo Bank, National Association, as Trustee of the AHIP Northeast Portfolio III Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.4)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 33.5)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 33.32)

33.46       Trimont LLC, as Primary Servicer of the 237 Park Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 33.33)

33.47       LNR Partners, LLC, as Special Servicer of the 237 Park Avenue Mortgage Loan prior to March 13, 2025 (Omitted. See Explanatory Notes.)

33.48       Green Loan Services LLC, as Special Servicer of the 237 Park Avenue Mortgage Loan on and after March 13, 2025 (Omitted. See Explanatory Notes.)

33.49       Wilmington Trust, National Association, as Trustee of the 237 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Wells Fargo Bank, National Association, as Custodian of the 237 Park Avenue Mortgage Loan (see Exhibit 33.4)

33.51       Park Bridge Lender Services LLC, as Operating Advisor of the 237 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (see Exhibit 33.38)

33.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan prior to March 1, 2025 (see Exhibit 33.32)

33.55       Trimont LLC, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan on and after March 1, 2025 (see Exhibit 33.33)

33.56       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.34)

33.57       Wilmington Trust, National Association, as Trustee of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.4)

33.59       Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Berkeley Marina Mortgage Loan

33.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 33.38)

33.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.62       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan prior to March 1, 2025 (see Exhibit 33.32)

33.63       Trimont LLC, as Primary Servicer of The District Mortgage Loan on and after March 1, 2025 (see Exhibit 33.33)

33.64       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (see Exhibit 33.34)

33.65       Wilmington Trust, National Association, as Trustee of The District Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of The District Mortgage Loan (see Exhibit 33.4)

33.67       Pentalpha Surveillance LLC, as Operating Advisor of The District Mortgage Loan (see Exhibit 33.59)

33.68       CoreLogic Solutions, LLC, as Servicing Function Participant of The District Mortgage Loan (see Exhibit 33.38)

33.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.70       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan

33.71       LNR Partners, LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Trustee of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.4)

33.74       Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (see Exhibit 33.5)

33.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.32)

33.77       Trimont LLC, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.33)

33.78       K-Star Asset Management LLC, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 33.2)

33.79       Wilmington Trust, National Association, as Trustee of the Cabela’s Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Wells Fargo Bank, National Association, as Custodian of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.81       Pentalpha Surveillance LLC, as Operating Advisor of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 33.59)

33.82       CoreLogic Solutions, LLC, as Servicing Function Participant of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 33.38)

33.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.84       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.32)

33.85       Trimont LLC, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.33)

33.86       K-Star Asset Management LLC, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.2)

33.87       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela’s Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.88       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.4)

33.89       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.59)

33.90       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 33.38)

33.91       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.92       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.1)

33.93       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.1)

33.94     Wells Fargo Bank, National Association, as Trustee of the Marriott Grand Cayman Mortgage Loan (Omitted. See Explanatory Notes.)

33.95     Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.4)

33.96     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (see Exhibit 33.5)

33.97     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.98     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.1)

33.99    Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.1)

33.100     Wells Fargo Bank, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.101     Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 33.4)

33.102     Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 33.5)

33.103     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.104     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.1)

33.105     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.1)

33.106     Wells Fargo Bank, National Association, as Trustee of the Hyatt Regency Princeton Mortgage Loan (Omitted. See Explanatory Notes.)

33.107     Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.4)

33.108     Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 33.5)

33.109     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.110     Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 33.32)

33.111     Trimont LLC, as Primary Servicer of the Murrieta Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 33.33)

33.112     Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 33.34)

33.113     Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.114     Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (see Exhibit 33.4)

33.115     Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (see Exhibit 33.59)

33.116     CoreLogic Solutions, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 33.38)

33.117     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.118     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.32)

33.119     Trimont LLC, as Primary Servicer of the National Office Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.33)

33.120     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.70)

33.121     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.122     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.123     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 33.59)

33.124     CoreLogic Solutions, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.38)

33.125     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.126     Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan prior to March 1, 2025 (see Exhibit 33.32)

33.127     Trimont LLC, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan on and after March 1, 2025 (see Exhibit 33.33)

33.128     Situs Holdings, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan

33.129     Wilmington Trust, National Association, as Trustee of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

33.130     Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.4)

33.131     CoreLogic Solutions, LLC, as Servicing Function Participant of the Centre 425 Bellevue Mortgage Loan (see Exhibit 33.38)

33.132     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.28       Wells Fargo Bank, National Association, as Trustee of the Atrisco Plaza Shopping Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.4)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 34.5)

34.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.32       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan prior to March 1, 2025

34.33       Trimont LLC, as Primary Servicer of the IGT Reno Mortgage Loan on and after March 1, 2025

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

34.41       Wells Fargo Bank, National Association, as Trustee of the AHIP Northeast Portfolio III Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.4)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the AHIP Northeast Portfolio III Mortgage Loan (see Exhibit 34.5)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 34.32)

34.46       Trimont LLC, as Primary Servicer of the 237 Park Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 34.33)

34.47       LNR Partners, LLC, as Special Servicer of the 237 Park Avenue Mortgage Loan prior to March 13, 2025 (Omitted. See Explanatory Notes.)

34.48       Green Loan Services LLC, as Special Servicer of the 237 Park Avenue Mortgage Loan on and after March 13, 2025 (Omitted. See Explanatory Notes.)

34.49       Wilmington Trust, National Association, as Trustee of the 237 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Wells Fargo Bank, National Association, as Custodian of the 237 Park Avenue Mortgage Loan (see Exhibit 34.4)

34.51       Park Bridge Lender Services LLC, as Operating Advisor of the 237 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.52       CoreLogic Solutions, LLC, as Servicing Function Participant of the 237 Park Avenue Mortgage Loan (see Exhibit 34.38)

34.53       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan prior to March 1, 2025 (see Exhibit 34.32)

34.55       Trimont LLC, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan on and after March 1, 2025 (see Exhibit 34.33)

34.56       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.34)

34.57       Wilmington Trust, National Association, as Trustee of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.4)

34.59       Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Berkeley Marina Mortgage Loan

34.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the DoubleTree Berkeley Marina Mortgage Loan (see Exhibit 34.38)

34.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.62       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan prior to March 1, 2025 (see Exhibit 34.32)

34.63       Trimont LLC, as Primary Servicer of The District Mortgage Loan on and after March 1, 2025 (see Exhibit 34.33)

34.64       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (see Exhibit 34.34)

34.65       Wilmington Trust, National Association, as Trustee of The District Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of The District Mortgage Loan (see Exhibit 34.4)

34.67       Pentalpha Surveillance LLC, as Operating Advisor of The District Mortgage Loan (see Exhibit 34.59)

34.68       CoreLogic Solutions, LLC, as Servicing Function Participant of The District Mortgage Loan (see Exhibit 34.38)

34.69       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.70       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan

34.71       LNR Partners, LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Trustee of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.4)

34.74       Park Bridge Lender Services LLC, as Operating Advisor of the Totowa Commerce Center Mortgage Loan (see Exhibit 34.5)

34.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.32)

34.77       Trimont LLC, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.33)

34.78       K-Star Asset Management LLC, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 34.2)

34.79       Wilmington Trust, National Association, as Trustee of the Cabela’s Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Wells Fargo Bank, National Association, as Custodian of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.81       Pentalpha Surveillance LLC, as Operating Advisor of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 34.59)

34.82       CoreLogic Solutions, LLC, as Servicing Function Participant of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 34.38)

34.83       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.84       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.32)

34.85       Trimont LLC, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.33)

34.86       K-Star Asset Management LLC, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.2)

34.87       Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela’s Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.88       Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.4)

34.89       Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.59)

34.90       CoreLogic Solutions, LLC, as Servicing Function Participant of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 34.38)

34.91       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.92       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.1)

34.93       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.1)

34.94     Wells Fargo Bank, National Association, as Trustee of the Marriott Grand Cayman Mortgage Loan (Omitted. See Explanatory Notes.)

34.95     Wells Fargo Bank, National Association, as Custodian of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.4)

34.96     Park Bridge Lender Services LLC, as Operating Advisor of the Marriott Grand Cayman Mortgage Loan (see Exhibit 34.5)

34.97     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.98     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.1)

34.99    Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.1)

34.100     Wells Fargo Bank, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.101     Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 34.4)

34.102     Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 34.5)

34.103     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.104     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.1)

34.105     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.1)

34.106     Wells Fargo Bank, National Association, as Trustee of the Hyatt Regency Princeton Mortgage Loan (Omitted. See Explanatory Notes.)

34.107     Wells Fargo Bank, National Association, as Custodian of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.4)

34.108     Park Bridge Lender Services LLC, as Operating Advisor of the Hyatt Regency Princeton Mortgage Loan (see Exhibit 34.5)

34.109     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.110     Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 34.32)

34.111     Trimont LLC, as Primary Servicer of the Murrieta Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 34.33)

34.112     Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 34.34)

34.113     Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.114     Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (see Exhibit 34.4)

34.115     Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (see Exhibit 34.59)

34.116     CoreLogic Solutions, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 34.38)

34.117     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.118     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.32)

34.119     Trimont LLC, as Primary Servicer of the National Office Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.33)

34.120     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.70)

34.121     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.122     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.123     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 34.59)

34.124     CoreLogic Solutions, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.38)

34.125     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.126     Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan prior to March 1, 2025 (see Exhibit 34.32)

34.127     Trimont LLC, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan on and after March 1, 2025 (see Exhibit 34.33)

34.128     Situs Holdings, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan

34.129     Wilmington Trust, National Association, as Trustee of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

34.130     Wells Fargo Bank, National Association, as Custodian of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.4)

34.131     CoreLogic Solutions, LLC, as Servicing Function Participant of the Centre 425 Bellevue Mortgage Loan (see Exhibit 34.38)

34.132     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.12       K-Star Asset Management LLC, as Special Servicer of the Atrisco Plaza Shopping Center Mortgage Loan (see Exhibit 35.2)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the IGT Reno Mortgage Loan prior to March 1, 2025

35.14       Trimont LLC, as Primary Servicer of the IGT Reno Mortgage Loan on and after March 1, 2025

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

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 237 Park Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 35.13)

35.19       Trimont LLC, as Primary Servicer of the 237 Park Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 35.14)

35.20       LNR Partners, LLC, as Special Servicer of the 237 Park Avenue Mortgage Loan prior to March 13, 2025 (Omitted. See Explanatory Notes.)

35.21       Green Loan Services LLC, as Special Servicer of the 237 Park Avenue Mortgage Loan on and after March 13, 2025 (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan prior to March 1, 2025 (see Exhibit 35.13)

35.23       Trimont LLC, as Primary Servicer of the DoubleTree Berkeley Marina Mortgage Loan on and after March 1, 2025 (see Exhibit 35.14)

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the DoubleTree Berkeley Marina Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of The District Mortgage Loan prior to March 1, 2025 (see Exhibit 35.13)

35.26       Trimont LLC, as Primary Servicer of The District Mortgage Loan on and after March 1, 2025 (see Exhibit 35.14)

35.27       Rialto Capital Advisors, LLC, as Special Servicer of The District Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       KeyBank National Association, as Primary Servicer of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       LNR Partners, LLC, as Special Servicer of the Totowa Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.13)

35.31       Trimont LLC, as Primary Servicer of the Cabela’s Industrial Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.14)

35.32       K-Star Asset Management LLC, as Special Servicer of the Cabela’s Industrial Portfolio Mortgage Loan (see Exhibit 35.2)

35.33       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.13)

35.34       Trimont LLC, as Primary Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.14)

35.35       K-Star Asset Management LLC, as Special Servicer of the Bass Pro & Cabela’s Portfolio Mortgage Loan (see Exhibit 35.2)

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

35.42       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 35.13)

35.43       Trimont LLC, as Primary Servicer of the Murrieta Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 35.14)

35.44       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.45       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.13)

35.46       Trimont LLC, as Primary Servicer of the National Office Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.14)

35.47       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.48       Wells Fargo Bank, National Association, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan prior to March 1, 2025 (see Exhibit 35.13)

35.49       Trimont LLC, as Primary Servicer of the Centre 425 Bellevue Mortgage Loan on and after March 1, 2025 (see Exhibit 35.14)

35.50       Situs Holdings, LLC, as Special Servicer of the Centre 425 Bellevue Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 16, 2026

/s/ Andrew Lisa

Andrew Lisa, Executive Director

Date: March 16, 2026